Form 10QSB
period 2006-02-28
Super Luck, Inc.
filed 2006-04-12
CIK 1352482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

FEBRUARY 28, 2006

Commission File Number 000-51817

SUPER LUCK INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	33-1123472 I.R.S. Employer Identification No.

Rm 1901-2, Lucky Building

39 Wellington Street, Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes..X.  No

As of February 28, 2006, there were 8,500,000 shares of voting common stock, $.001 par value, of Super Luck, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

TABLE OF CONTENTS

PART I 3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

11

PART II 14

ITEM 1. LEGAL PROCEEDINGS

14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

14

SIGNATURES 15

PART I

Item 1.  Financial Statements

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FEBRUARY 28, 2006 (UNAUDITED)

INDEX

Page
Balance Sheets, February 28, 2006 (Unaudited) And November 30, 2005	4
Statement of Operations for the Three Months Ended February 28, 2006 and from Inception on August 10, 2005 through February 28, 2006	5
Statement of Stockholder’s Equity from Inception through February 28, 2006	6
Statement of Cash Flows for the Three Months Ended February 28, 2006 and from Inception on August 10, 2005 through February 28, 2006	7
Condensed Notes to Financial Statements	8 -10

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

FEBRUARY 28, 2006 (UNAUDITED) AND NOVEMBER 30, 2005

	US$	US$
	For The	For The
	Three Months	Three Months
	Ended	Ended
	February 28, 2006	November 30, 2005
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	4,069	7,695

Total assets	4,069	7,695

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accrued audit fee	-	3,213

Total liabilities	-	3,213

Stockholder’s equity
Common stock - US$0.001 par value (Note 4) :
authorized 100,000,000 shares; 8,500,000 shares issued and outstanding	8,500	8,500
Accumulated deficit	(4,431)	(4,018)

Total stockholder’s equity	4,069	4,482

Total liabilities and stockholder’s equity	4,069	7,695

See accompanying notes to financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 28, 2006

	US$	US$	US$
	Cumulative	For The	For The
	Total Since	Three Months	Three Months
	Inception	Ended	Ended
		February 28, 2006	November 30, 2005
	(Unaudited)	(Unaudited)

Revenue	-	-	-

Expenses
Formation expenses	539	-	539
General and administrative expenses	3,895	416	3,480

Loss from operations	(4,435)	(416)	(4,019)
Interest income	4	3	1

Loss before income taxes	(4,431)	(413)	(4,018)
Income taxes (Note 2)	-	-	-

Net loss	(4,431)	(413)	(4,018)

Net loss per common share :
Basic and diluted (Note 3)	(0.0005)	(0.00005)	(0.0005)

Weighted average number of shares :
Basic and diluted	7,871,921	8,500,000	7,371,681

See accompanying notes to financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S EQUITY

FROM INCEPTION THROUGH FEBRUARY 28, 2006

	Common stock
	No. of		Accumulated
	shares	Amount	Deficit	Total
		US$	US$	US$
Issuance of common stock
on August 25, 2005 (Note 4)	8,500,000	8,500	-	8,500

Net loss, three months ended November 30, 2005			(4,018)	(4,018)

Net loss, three months ended February 28, 2006	-	-	(413)	(413)

Balance, February 28, 2006	8,500,000	8,500	(4,431)	4,069

See accompanying notes to financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 28, 2006

	US$	US$	US$
	Cumulative	For The	For The
	Total Since	Three Months	Three Months
	Inception	Ended	Ended
		February 28, 2001	November 30, 2001
	(Unaudited)	(Unaudited)

Cash flows from operating activities :
Net loss	(4,431)	(413)	(4,018)
Change in liabilities :
Increase in accrued fee		-	3,213
Decrease in accrued fee	-	(3,213)

Net cash used in operating activities	(4,431)	(3,626)	(805)

Cash flows from financing activities :
Proceeds from issuance of common stock	8,500	8,500	8,500

Net cash provided by financing activities	8,500	8,500	8,500

Net change in cash and cash equivalents	4,069	4,874	7,695

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	4,069	4,874	7,695

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate information

Super Luck, Inc. (the “Company”) was incorporated in the State of Delaware on August 10, 2005 for the purpose of exploring business opportunities including reselling software products.

The Company is a development stage company and has no activity during the period.

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of February 28, 2006, the Company had cash and cash equivalents of US$4,069, working capital and stockholder’s equity of US$4,069 and accumulated deficit of US$4,431 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the sole stockholder and seeking for profitable business opportunities.  However, the Company has no assurance with respect to these plans.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  At February 28, 2006, cash and cash equivalents consist of bank balance of US$990 and cash in hand of US$3,079, both of which are denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Income taxes

The Company accounts for income tax in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

Foreign currency translation

The Company keeps cash and cash equivalents and incurred expenses in HKD during the reporting period and thus HKD is considered to be the functional currency.  The Company translates the monetary assets and liabilities at year-end exchange rate and all income and expenses are translated at average exchange rates prevailing during the period.  Exchange gains and losses arising on translation are included in earnings.

During the reporting period, there was no exchange difference.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

Fair values of financial instruments

Financial instruments include cash and cash equivalents and accrued audit fee.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values.  Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2006 (UNAUDITED)

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

US$

Loss before income taxes	(4,431)

Expected benefit at statutory rate of 34%	(1,507)
Valuation allowance	1,507

-

Recognized deferred income tax asset is as follows :

Operating losses available for future periods	1,507
Valuation allowance	(1,507)

-

At February 28, 2006, the Company has incurred operating losses of US$4,431 which, if unutilized, will expire through to 2025.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

3.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments, such as options or warrants.  Accordingly, the reported basic and diluted loss per share is the same.

4.

COMMON STOCK

The Company was incorporated on August 10, 2005 with authorized capital of 100,000,000 shares of common stock of US$0.001 par value.  On August 25, 2005, 8,500,000 shares of common stock of US$0.001 par value totaling US$8,500 was issued for cash.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of February 28, 2006.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in this report, includes forward-looking statements that include risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. This Form also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the operation and growth of our business and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in this registration as we are a development stage company with no operations to date. Our ability to generate revenue is subject to substantial risks.

Management's Discussion and Analysis or Plan of Operation

We are a development stage company formed to explore business opportunities to resell financial software products. Activities to date have consisted solely of the raising of initial capital, developing a general business plan and signing an agreement with a business partner.

On November 21, 2005, the Company signed an agreement with Ariel Communications Limited (“Ariel”, the “Vendor”), a United Kingdom incorporated company, and became a reseller of computer software named FX Trading Platform (the “Software”, “FX System”). The Software enables brokerage firms to conduct Foreign Exchange trading for their end clients, and it targets small and medium sized brokerage firms who do not have the financial ability and technological know-how to develop their own in-house software to trade Foreign Exchange real time. Super Luck has a license to market, sell and support the Software within Hong Kong, Taiwan, Greater China, Macau, Dubai and Kuwait (the “Territory”).

Our proposed business plan is to introduce the Software to potential corporate clients which will enable them to offer the services provided by the Software to their own clients. We will receive an introduction fee for each new introduction of a client.  The Company will also receive a fee from the Client for after-sales services such as user training, system upgrade, software support and system maintenance.

The Company has minimal cash and has not yet earned revenue from any business operations.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Since the Company has been a development stage company since inception and has not generated revenues, the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

Liquidity and Capital Resources

As of February 28, 2006, the Company remains in the development stage. For the period ended February 28, 2006, the Company's balance sheet reflects current and total assets of $4,069 in the form of cash and cash equivalent, and we have no current liabilities.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. Therefore, it is planning to file an SB2 to raise operating capital in the next 12 months. Through the sale of 200,000 shares common stock with a proposed maximum offering price of $0.5 per share, it is expected to raise a maximum aggregate sum of $100,000.  Although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans from the major shareholder, Mr. Wilson Cheung, to pay costs associated with filing an SB-2 and other daily operating expenses prior to the fund raising exercise. This arrangement will not change until the Company is able to consummate a business transaction.

Plan of Operations in the next 12 months

The Company recorded a net loss of ($413) for the three month period ended February 28, 2006, compared to a net loss of ($4,018) for the three month period ended November 30, 2005.

As the Company has minimal cash and has not yet earned revenue from any business operations, it is planning to raise additional capital through the sale of 200,000 shares common stock in the next 12 months. Through the sale of 200,000 shares of common stock at a price of $0.5 per share, it is expected that the Company will raise an aggregate of $100,000 for operating expenses and business expansion.

Use of proceeds

Management believes that it is most important to increase the profile of the Company and introduce the Software to our target clients, thus the Company will allocate 55% of the proceeds in marketing and promotional activities. Human capital is also vital to the Company as we rely on the professional skills of our salesperson to resell the Software to our prospective clients. Our revenues and future growth depend on our ability to attract and retain qualified employees, in particular, experienced salespersons and marketing professionals who are financially literate. This is especially crucial to our business as these employees will generate revenues for the Company by selling the Software to brokerage firms and financial services companies. Therefore, we plan to allocate 15% of the proceeds to working capital. The Company will allocate 10% of the gross proceeds to cover the expenses incur in the offering. The remaining 5% and 15% of the proceeds will be used to settle any capital expenditures and administrative expenses incur in the next three years.

The funds allocated to business development are intended to be used for organizing various marketing activities such as seminars and business luncheons throughout the year. In the coming twelve months, we plan to organize six business luncheons which target at top management of small and medium sized financial institutions and brokerage firms.  Different speakers of various backgrounds will give a speeches on topics related to the Forex trading market in Hong Kong and Greater China. In the latter part of the activities, we will introduce the Software to the participants. Through these activities, we can introduce our products and services to potential clients and increase our company profile. We will use the proceeds for booking hotel conference rooms, inviting speakers and settling other administrative expenses.

The funds allocated to capital expenditures are intended to be used for purchasing necessary equipment such as computers, printers, projector and other office furniture. The Company does not maintain an office and its employees will station at the office of the President, for which it pays no rent. Therefore, it is expected that the Company will not purchases any property in the coming 12 months.

Employees

At present, we have no full or part-time employees. Super Luck is currently managed by Mr. Wilson Kin Cheung, the President and Director of the Company. Mr. Cheung devotes approximately 25% of his time to our operations and we have not signed any employee agreement with Mr. Cheung.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

We plan to hire three employees in the coming 12 months. One of them will be responsible for organizing seminar/luncheon/information sessions to promote the software and for handling other general administrative work. The remaining two will be professional salespersons who have strong sense in the financial software market. Both of the salespeople will be located in the Hong Kong office.

Product research and development

We will spend continuous effort in obtaining the most up-to-date information on Forex software development by performing desktop research and by keeping close contact with ARIEL, the developer of the Software.  Although we are not the developer of the Software, we can obtain feedbacks from our clients and inform ARIEL to refine and upgrade the Software.

We will invite clients to fill in feedback questionnaires to express their opinions and comments on the usage of the Software and reflect to ARIEL from time to time.

Description of Property

Office Facilities

We have no real property and currently operate from limited office space provided by Easterly Financial Investment Limited (“Easterly”), for which we pay no rent. Easterly is located at Room 1901-02, Lucky Building, 39 Wellington Street, Central, Hong Kong. We have no plans to obtain additional office space for the next twelve months until our business is more developed.

Description of Securities

The Company's authorized capital is 100,000,000 shares of common stock with $0.001 par value. As of February 28, 2006, there were 8,500,000 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

PART II

Item 1.

Legal Proceedings

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 2.

Changes in Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

ITEM 6.

EXHIBITS

The following exhibits are filed herewith:

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 22, 2006).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 22, 2006).

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LUCK, INC.

By: /s/ Wilson Cheung, President and Director

Date: April 12, 2006