Form 10QSB
period 2006-05-31
Super Luck, Inc.
filed 2006-07-10
CIK 1352482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED MAY 31, 2006

SUPER LUCK INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	Commission File Number 000-51817	33-1123472 I.R.S. Employer Identification No.

Rm 1901-2, Lucky Building 39 Wellington Street, Central, Hong Kong
(Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of May 31, 2006, there were 8,500,000 shares of voting common stock, $.001 par value, of Super Luck, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

Table of Contents

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 3. CONTROLS AND PROCEDURES

16

PART II

16

ITEM 1. LEGAL PROCEEDINGS

16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

ITEM 5. OTHER INFORMATION

16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

17

SIGNATURES

18

PART I

Item 1. Financial Statements

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MAY 31, 2006 (UNAUDITED)

INDEX

Page
Balance Sheets, May 31, 2006 (Unaudited) And November 30, 2005	4
Statement of Operations for the Three Months and Six Months Ended May 31, 2006, and from Inception on August 10, 2005 through May 31, 2006	5
Statement of Stockholder’s Equity for the Six Months Ended May 31, 2006, and from Inception through May 31, 2006	6
Statement of Cash Flows for the Three Months Ended May 31, 2006 and from Inception on August 10, 2005 through May 31, 2006	7
Notes to Financial Statements	8 - 11

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF MAY 31, 2006 (UNAUDITED) AND NOVEMBER 30, 2005

	As of May 31, 2006	As of November 30, 2005
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	9,550	7,695

Total assets	9,550	7,695

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accrued audit fee	-	3,213
Amount due to a stockholder (Note 7)	10,000	-

Total liabilities	10,000	3,213

Stockholder’s equity
Common stock - US$0.001 par value (Note 4) :
authorized 100,000,000 shares; 8,500,000 shares issued and outstanding	8,500	8,500
Accumulated deficit during the development stage	(8,960)	(4,018)
Accumulated other comprehensive income	10	-

Total stockholder’s (deficit)	(450)	4,482

Total liabilities and stockholder’s (deficit)	9,550	7,695

See accompanying notes to financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2006

	Cumulative Total Since Inception	For The Three Months Ended	For The Six Months Ended	From August 10, 2005 (Date of Inception) to
		May 31, 2006	May 31, 2006	November 30, 2005
	(Unaudited )	(Unaudited )	(Unaudited )	(Audited )
	US$	US$	US$	US$

Revenue	-	-	-	-

Expenses
Formation expenses	539	-	-	539
General and administrative expenses	8,429	4,533	4,949	3,480

Loss from operations	(8,968)	(4,533)	(4,949)	(4,019)
Interest income	8	4	7	1

Loss before income taxes	(8,960)	(4,529)	(4,942)	(4,018)
Income taxes (Note 2)	-	-	-	-

Net loss	(8,960)	(4,529)	(4,942)	(4,018)

Net loss per common share:
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares:
Basic and diluted	8,067,797	8,500,000	8,500,000	7,371,681

See accompanying notes to financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S EQUITY

FROM INCEPTION THROUGH MAY 31, 2006

	Common stock
	No. of		Accumulated	Accumulated Other
	shares	Amount	Deficit	Comprehensive	Total
		US$	US$	US$	US$
Issuance of common stock
on August 25, 2005 (Note 4)	8,500,000	8,500	-	-	8,500

Net loss from August 10, 2005 (Date of Inception) to November 30, 2005	-	-	(4,018)	-	(4,018)

Balance, November 30, 2005	8,500,000	8,500	(4,018)	-	4,482

Comprehensive income:
Net loss, six months ended May 31, 2006	-	-	(4,942)	-	(4,942)
Foreign currency translation	-	-	-	10	10

Balance, May 31, 2006	8,500,000	8,500	(8,960)	10	(450)

See accompanying notes to financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2006

	Cumulative Total Since Inception	For The Six Months Ended	From August 10, 2005 (Date of Inception) to
		May 31, 2006	November 30, 2005
	(Unaudited )	(Unaudited )	(Audited )
	US$	US$	US$
Cash flows from operating activities:
Net loss	(8,960)	(4,529)	(4,018)
Change in liabilities:
Accrued audit fee	-	-	3,213

Net cash used in operating activities	(8,960)	(4,529)	(805)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,500 10,000	- 10,000	8,500 -
Advance from a stockholder

Net cash provided by financing activities	18,500 10	10,000	8,500 -

Effect of rate changes on cash		10

Net change in cash and cash equivalents	9,550	5,481	7,695

Cash and cash equivalents, beginning of period	-	4,069	-

Cash and cash equivalents, end of period	9,550	9,550	7,695

Cash paid for:
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate information

Super Luck, Inc. (the “Company”) was incorporated in the State of Delaware on August 10, 2005 for the purpose of exploring business opportunities including reselling software products.

The Company is a development stage company and has no activity during the period.

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of May 31, 2006, the Company had cash and cash equivalents of US$9,550, working capital and stockholder’s equity of US$9,550 and accumulated deficit of US$8,960 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  At May 31, 2006, cash and cash equivalents consist of bank balance of US$934 and cash in hand of US$8,616, both of which are denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 (UNAUDITED)

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

Foreign currency translation

The Company keeps cash and cash equivalents and incurred expenses in HKD during the reporting period and thus HKD is considered to be the functional currency.  Transactions denominated in currencies other than HKD are translated into HKD at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into HKD at the rates of exchange prevailing at the balance sheet date.  Exchange gains and losses are included in the determination of net income.

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated other comprehensive income – foreign currency translation adjustments”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income/(loss).

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.76 for the three months ended May 31, 2006 and US$1.00 = HK$7.78 from inception on August 10, 2005 to February 28, 2006.  There is a comprehensive income of US$10 due to the effect of rate changes during the reporting period.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

Fair values of financial instruments

Financial instruments include cash and cash equivalents.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values.  Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

US$

Loss before income taxes	(4,529)

Expected benefit at statutory rate of 34%	(1,540)
Valuation allowance	1,540

-

Recognized deferred income tax asset is as follows:

Operating losses available for future periods	3,047
Valuation allowance	(3,047)

-

At May 31, 2006, the Company has incurred operating losses of US$8,960, which, if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2006 (UNAUDITED)

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

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of May 31, 2006.

7.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$10,000 to the Company financing its working capital during the reporting period.  The advance is interest-free, unsecured and repayable on demand.

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

Management's Discussion and Analysis or Plan of Operation

Information in this section is current as of May 31, 2006.

We are a development stage company, and our business is to market, sell and support financial software products. We plan to become an introducer or agent of financial software products developed by international software developers around the globe. We are currently an introducer of one financial software product (as defined below), and we intend to eventually expand our operations to other financial software products. Activities to date have consisted solely of the raising of initial capital, developing a general business plan and signing an agreement with a business partner.

We signed an agreement with Ariel Communications Limited (“Ariel”, the “Vendor”), a United Kingdom incorporated company, and became a reseller of computer software named FX Trading Platform (the “Software”, “FX System”) on December 6, 2005. The Software enables brokerage firms to conduct Foreign Exchange trading for their end clients, and it targets small and medium sized brokerage firms who do not have the financial ability and technological know-how to develop their own in-house software to trade Foreign Exchange real time. Super Luck has a right to introduce Ariel and the Software to potential customers who wish to use the Software for the provision of Foreign Exchange trading services (“Potential Clients”) and to enable the Potential Clients to offer such services to their own clients.

Super Luck is required to use its best effort to introduce the Software to Potential Clients and pursue the Potential Clients to obtain the software license (“Software License”) from Ariel. Our sales territory includes Hong Kong, Taiwan, Greater China (the People’s Republic of China or Mainland China), Macau, Dubai and Kuwait (the “Territory”). Our sales rights are not exclusive within the Territory.

Our proposed business plan is to introduce the Software to potential corporate clients which will enable them to offer the services provided by the Software to their own clients. For the introduction of each new Potential Client, Super Luck is entitled to receive 20% of the amount of the initial set up fee agreed to in writing by the Potential Client which is above the Base Cost of US$10,000.  We are also entitled to receive 20% of a service charge imposed by Ariel per round turn conducted by the Potential Client on the Software. A “round turn” means two transactions including the buying and selling of 100,000 units per trade. Ariel will determine the rate of this service charge.  The aforementioned introduction fees are broadly referred to as the “Fees.”  Super Luck is only entitled to compensation if a Potential Client introduced to Ariel by Super Luck signs an agreement with Ariel.  Super Luck has not yet introduced any Potential Clients to Ariel.

The Company has minimal cash and has not yet earned revenue from any business operations.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has not generated revenues, the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

Liquidity and Capital Resources

As of May 31, 2006, the Company remains in the development stage. For the period ended May 31, 2006, the Company's balance sheet reflects current and total assets of $9,550 in the form of cash and cash equivalents, and we have no current liabilities.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. Therefore, it filed a registration statement with the Securities and Exchange Commission for the sale of common shares. The registration statement is not yet final, and there is no guarantee that it will ever be deemed effective. However, if the registration statement becomes final, the Company expects to raise a maximum aggregate sum of $100,000 through the sale of 200,000 shares common stock with a proposed maximum offering price of $0.50 per share.  Although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans from the major stockholder, Mr. Wilson Cheung, to pay costs associated with filing an SB-2 and other daily operating expenses prior to the fund raising exercise. Mr. Cheung has no contractual obligation to provide these funds.  This arrangement will not change until the Company is able to consummate a business transaction.

Plan of Operations in the next 12 months

The Company recorded a net loss of ($4,529) for the three month period ended May 31, 2006, compared to a net loss of ($4,018) for the three month period ended November 30, 2005.

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

Use of proceeds

Management believes that it is most important to increase the profile of the Company and introduce the Software to our target clients, thus the Company will allocate 40% of any proceeds received to marketing and promotional activities. Human capital is also vital to the Company because we rely on the professional skills of our salesperson to resell the Software to our prospective clients. Our revenues and future growth depend on our ability to attract and retain qualified employees, in particular, experienced salespersons and marketing professionals who are financially literate. This is especially crucial to our business because these employees will generate revenues for the Company by selling the Software to brokerage firms and financial services companies. Therefore, we plan to allocate 10% of any proceeds received to working capital. The Company will allocate 30% of any proceeds received to cover the expenses incurred in the offering. The remaining 5% and 15% of any proceeds received will be used for future capital expenditures and administrative expenses.

The funds allocated to business development are intended to be used for organizing various marketing activities such as seminars and business luncheons throughout the year. Different speakers with various backgrounds will give a speeches on topics related to the Forex trading market in Hong Kong and Greater China. In the latter part of the activities, we will introduce the Software to the participants. Through these activities, we can introduce our products and services to potential clients and increase our company profile.

The estimated costs for organizing a seminar and a luncheon are approximately $1,500 and $2,500, respectively. The total costs to organize one seminar and one luncheon are approximately $4,000, including the costs for booking a venue, inviting speakers and other necessary expenses. As we plan to organize six seminars/luncheons in 2006 and four in 2007, the aggregate costs will be $24,000 and $16,000. It is estimated that we will need approximately $8,000 to organize information sessions throughout 2006 and 2007. We plan to obtain the capital through an offering of common shares. If we do not raise enough capital through the sale of common stock, management or our sole stockholder plans to temporarily advance capital to fulfill the liquidity needs. Management has agreed to provide temporary financing to the Company, but is not contractually obligated to do so. If we fail to raise additional funding, we may have to delay, scale back or discontinue some or all of our operations.

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

Employees

At present, we have no full or part-time employees. Super Luck is currently managed by Mr. Wilson Kin Cheung, the President and Director of the Company. Mr. Cheung devotes approximately 25% of his time to our operations, and we have not signed any employee agreement with Mr. Cheung.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

The funds allocated to working capital are intended to be used for hiring three employees in the coming 12 months. Two of these employees will be professional salespersons, and one will be responsible for organizing marketing activities and handling administrative duties. If we do not obtain enough funds from the sale of common stock, we may hire only one professional salesperson to assist Super Luck’s Director and President, Mr. Wilson Cheung. All the staff will be located in the Hong Kong office.

Product research and development

We will spend continuous effort in obtaining the most up-to-date information on Forex software development by performing desktop research and by keeping close contact with ARIEL, the developer of the Software.  Although we are not the developer of the Software, we can obtain feedback from our clients and request that ARIEL refine and upgrade the Software.

We will invite clients to fill in feedback questionnaires to express their opinions and comments on the usage of the Software and provide this information to ARIEL from time to time.

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

Description of Securities

The Company's authorized capital is 100,000,000 shares of common stock with $0.001 par value. As of May 31, 2006, there were 8,500,000 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

 American Depository Receipts

Not applicable

 Other Securities to be Registered

Not applicable.

Item 3. Controls and Procedures

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were designed and were effective as of May 31, 2006, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company’s internal control over financial reporting during the quarter ended May 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company does not know of any material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended May 31, 2006.

The following exhibits are filed herewith:

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 22, 2006).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 22, 2006).

31.1

Certifications of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LUCK, INC.

By: /s/ Wilson Cheung, President and Director

Date: July 10, 2006

By: /s/ Wilson Cheung, Chief Financial Officer

Date: July 10, 2006