Form 10QSB/A
period 2006-05-31
Super Luck, Inc.
filed 2006-08-25
CIK 1352482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

SUPER LUCK INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	000-51817 (Commission File Number)	33-1123472 (I.R.S. Employer Identification No.)

Rm 1901-2, Lucky Building 39 Wellington Street, Central, Hong Kong
(Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes X No

As of May 31, 2006, there were 8,500,000 shares of voting common stock, $.001 par value, of Super Luck, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

EXPLANATORY NOTE:

This report on Form 10-QSB/A is being filed for the purpose of including financial statements which have been reviewed by the Company’s independent auditor as required by Statement of Accounting Standards (“SAS”) No. 71.  The Company’s initial report on Form 10-QSB for the period ended May 31, 2006 filed with the Securities and Exchange Commission on July 10, 2006 contained financial statements which had not been reviewed by our independent auditor.  On July 31, 2006, we filed a report on Form 8-K indicating that the previously filed financial statements should not be relied upon.

Table of Contents

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

PART II

16

ITEM 1. LEGAL PROCEEDINGS

16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

16

SIGNATURES

18

PART I

Item 1. Financial Statements

SUPER LUCK INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2006

INDEX

Page
Condensed balance sheets	4
Condensed statements of operations	5
Condensed statements of stockholder’s equity/(deficit)	6
Condensed statements of cash flows	7
Notes to condensed financial statements	8 - 11

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF MAY 31, 2006 (UNAUDITED) AND NOVEMBER 30, 2005

		As of
	As of May 31, 2006	November 30, 2005
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	9,550	7,695

Total assets	9,550	7,695

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accrued audit fee	1,288	3,213
Amount due to a stockholder (Note 7)	10,000	-

Total liabilities	11,288	3,213

Stockholder’s (deficit)/equity
Common stock - US$0.001 par value (Note 4):
authorized 100,000,000 shares; 8,500,000 shares
issued and outstanding	8,500	8,500
Accumulated deficit during the development stage	(10,251)	(4,018)
Accumulated other comprehensive income	13	-

Total stockholder’s (deficit)/equity	(1,738)	4,482

Total liabilities and stockholder’s (deficit)/equity	9,550	7,695

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2006

				From
				August 10, 2005
	Cumulative	For the three	For the six	(Date of inception) to
	Total since inception	months ended May 31, 2006	months ended May 31, 2006	November 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
	US$	US$	US$	US$

Revenue	-	-	-	-

Expenses
Formation expenses	539	-	-	539
General and administrative
expenses	9,720	5,822	6,240	3,480

Loss from operations	(10,259)	(5,822)	(6,240)	(4,019)
Interest income	8	4	7	1

Loss before income taxes	(10,251)	(5,818)	(6,233)	(4,018)
Income taxes (Note 2)	-	-	-	-

Net loss	(10,251)	(5,818)	(6,233)	(4,018)

Net loss per share:
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
shares:
Basic and diluted	8,067,797	8,500,000	8,500,000	7,371,681

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY/(DEFICIT)

FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2006

			Accumulated
			deficit	Accumulated
	Common stock		during the	other
	No. of		development	comprehensive
	shares	Amount	stage	income	Total
		US$	US$	US$	US$

Issuance of common stock
on August 25, 2005 (Note 4)	8,500,000	8,500	-	-	8,500

Net loss from August 10, 2005
(date of inception) to
November 30, 2005	-	-	(4,018)	-	(4,018)

Balance, November 30, 2005	8,500,000	8,500	(4,018)	-	4,482

Comprehensive loss:
Net loss, six months ended
May 31, 2006	-	-	(6,233)	-	(6,233)
Foreign currency translation	-	-	-	13	13

					(6,220)

Balance, May 31, 2006	8,500,000	8,500	(10,251)	13	(1,738)

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2006

			From
			August 10, 2005
			(date of
	Cumulative	For the six	inception) to
	total since inception	months ended May 31, 2006	November 30, 2005
	(Unaudited)	(Unaudited)	(Audited)
	US$	US$	US$
Cash flows from operating activities:
Net loss	(10,251)	(6,233)	(4,018)
Change in liabilities:
Accrued audit fee	1,288	(1,925)	3,213

Net cash used in operating activities	(8,963)	(8,158)	(805)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,500	-	8,500
Advance from a stockholder	10,000	10,000	-

Net cash provided by financing activities	18,500	10,000	8,500

Effect of rate changes on cash	13	13	-

Net change in cash and cash equivalents	9,550	1,855	7,695

Cash and cash equivalents, beginning of period	-	7,695	-

Cash and cash equivalents, end of period	9,550	9,550	7,695

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate information

Super Luck, Inc. (the “Company”) was incorporated in the State of Delaware on August 10, 2005 for the purpose of exploring business opportunities including reselling software products.

The Company is a development stage company and has no activity during the period.

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of May 31, 2006, the Company had cash and cash equivalents of US$9,550, working capital deficit and stockholder’s deficit of US$1,738 and accumulated deficit during the development stage of US$10,251 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2006 (UNAUDITED)

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated other comprehensive income - foreign currency translation adjustments”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income/(loss).

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.76 for the three months ended May 31, 2006 and US$1.00 = HK$7.78 from inception on August 10, 2005 to February 28, 2006.  There is a comprehensive income of US$13 due to the effect of rate changes during the reporting period.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2006 (UNAUDITED)

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

			From August 10,2005
	For the three	For the six	(date of inception) to
	months ended May 31, 2006	months ended May 31, 2006	November 30, 2005
	(Unaudited)	(Unaudited)	(Audited)
	US$	US$	US$

Loss before income taxes	(5,818)	(6,233)	(4,018)

Expected benefit at statutory rate of 34%	(1,978)	(2,119)	(1,366)
Valuation allowance	1,978	2,119	1,366

	-	-	-

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2006 (UNAUDITED)

2.

INCOME TAXES (CONT’D)

Recognized deferred income tax asset is as follows: -

		As of
	As of	November 30,
	May 31, 2006	2005
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	3,485	1,366
Valuation allowance	(3,485)	(1,366)

	-	-

At May 31, 2006, the Company has incurred operating losses of US$10,251 which, if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

3.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

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

Our proposed business plan is to introduce the Software to potential corporate clients which will enable them to offer the services provided by the Software to their own clients. For the introduction of each new Potential Client, Super Luck is entitled to receive 20% of the amount of the initial set up fee agreed to in writing by the Potential Client which is above the Base Cost of US $10,000.  We are also entitled to receive 20% of a service charge imposed by Ariel per round turn conducted by the Potential Client on the Software. A “round turn” means two transactions including the buying and selling of 100,000 units per trade. Ariel will determine the rate of this service charge.  The aforementioned introduction fees are broadly referred to as the “Fees.”  Super Luck is only entitled to compensation if a Potential Client introduced to Ariel by Super Luck signs an agreement with Ariel.  Super Luck has not yet introduced any Potential Clients to Ariel.

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

Liquidity and Capital Resources

As of May 31, 2006, the Company remains in the development stage. For the period ended May 31, 2006, the Company's balance sheet reflects current and total assets of US $9,550 in the form of cash and cash equivalents, working capital deficit and stockholder’s deficit of (US $1,738) and an accumulated deficit of (US$10,251).

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. Therefore, it filed a registration statement with the Securities and Exchange Commission for the sale of common shares. The registration statement is not yet final, and there is no guarantee that it will ever be deemed effective. However, if the registration statement becomes final, the Company expects to raise a maximum aggregate sum of US$100,000 through the sale of 200,000 shares common stock with a proposed maximum offering price of US$0.50 per share.  Although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans from the major stockholder, Mr. Wilson Cheung, to pay costs associated with filing an SB-2 and other daily operating expenses prior to the fund raising exercise. Mr. Cheung has no contractual obligation to provide these funds.  This arrangement will not change until the Company is able to consummate a business transaction.

Plan of Operations in the next 12 months

The Company recorded a net loss of (US $5,818) for the three month period ended May 31, 2006, compared to a net loss of (US $4,018) for the three month period ended November 30, 2005.

As the Company has minimal cash and has not yet earned revenue from any business operations, it is planning to raise additional capital through the sale of 200,000 shares common stock in the next 12 months. Through the sale of 200,000 shares of common stock at a price of US$0.5 per share, it is expected that the Company will raise an aggregate of US $100,000 for operating expenses and business expansion.

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

The estimated costs for organizing a seminar and a luncheon are approximately US$1,500 and US$2,500, respectively. The total costs to organize one seminar and one luncheon are approximately US$4,000, including the costs for booking a venue, inviting speakers and other necessary expenses. As we plan to organize six seminars/luncheons in 2006 and four in 2007, the aggregate costs will be US$24,000 and US$16,000. It is estimated that we will need approximately US$8,000 to organize information sessions throughout 2006 and 2007. We plan to obtain the capital through an offering of common shares. If we do not raise enough capital through the sale of common stock, management or our sole stockholder plans to temporarily advance capital to fulfill the liquidity needs. Management has agreed to provide temporary financing to the Company, but is not contractually obligated to do so. If we fail to raise additional funding, we may have to delay, scale back or discontinue some or all of our operations.

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

Description of Securities

The Company's authorized capital is 100,000,000 shares of common stock with US$0.001 par value. As of May 31, 2006, there were 8,500,000 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

 American Depository Receipts

Not applicable

 Other Securities to be Registered

Not applicable.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LUCK, INC.

By: /s/ Wilson Cheung, President and Director

Date: August 25, 2006

By: /s/ Wilson Cheung, Chief Financial Officer

Date: August 25, 2006