Form 10QSB
period 2006-08-31
Super Luck, Inc.
filed 2006-10-12
CIK 1352482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

SUPER LUCK, INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	000-51817 (Commission File Number)	33-1123472 (I.R.S. Employer Identification No.)

Rm 1901-2, Lucky Building 39 Wellington Street, Central, Hong Kong
(Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of October 3, 2006, there were 9,066,888 shares of voting common stock, $.001 par value, of Super Luck, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

Table of Contents

PART I

2

ITEM 1. FINANCIAL STATEMENTS

2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

11

ITEM 3. CONTROLS AND PROCEDURES

14

PART II

15

ITEM 1. LEGAL PROCEEDINGS

15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

ITEM 5. OTHER INFORMATION

15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

16

SIGNATURES

16

PART I

Item 1. Financial Statements

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AUGUST 31, 2006 (UNAUDITED)

INDEX

Page
Condensed balance sheets	3
Condensed statements of operations	4
Condensed statements of stockholder’s (deficit)/ equity	5
Condensed statements of cash flows	6
Notes to condensed financial statements	7 -10

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2006 (UNAUDITED) AND NOVEMBER 30, 2005

	As of	As of
	August 31, 2006	November 30, 2005
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	3,445	7,695

Total assets	3,445	7,695

LIABILITIES AND STOCKHOLDER’S (DEFICIT)/EQUITY

Current liabilities
Accrued audit fee	1,287	3,213
Amount due to a stockholder (Note 7)	11,410	-

Total liabilities	12,697	3,213

Stockholder’s (deficit)/equity
Common stock - US$0.001 par value (Note 4):
authorized 100,000,000 shares; 9,066,888 (2005: 8,500,000) shares issued and outstanding	9,067	8,500
Accumulated deficit during the development stage	(18,339)	(4,018)
Accumulated other comprehensive income	20	-

Total stockholder’s (deficit)/equity	(9,252)	4,482

Total liabilities and stockholder’s (deficit)/equity	3,445	7,695

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH AUGUST 31, 2006

				From
				August 10, 2005
		For the three	For the nine	(Date of
	Cumulative	months ended	months ended	inception) to
	total since inception	August 31, 2006	August 31, 2006	November 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Audited)
	US$	US$	US$	US$

Revenue	-	-	-	-

Expenses
Formation expenses	539	-	-	539
General and administrative
expenses	17,812	8,092	14,332	3,480

Loss from operations	(18,351)	(8,092)	(14,332)	(4,019)
Interest income	12	4	11	1

Loss before income taxes	(18,339)	(8,088)	(14,321)	(4,018)
Income taxes (Note 2)	-	-	-	-

Net loss	(18,339)	(8,088)	(14,321)	(4,018)

Net loss per share:
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
shares:
Basic and diluted	8,274,545	8,937,489	8,646,894	7,371,681

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDER’S (DEFICIT)/ EQUITY

FROM INCEPTION ON AUGUST 10, 2005 THROUGH AUGUST 31, 2006

			Accumulated	Accumulated
	Common stock		deficit during	other
	No. of		the development	comprehensive
	shares	Amount	stage	income	Total
		US$	US$	US$	US$

Issuance of common stock
on August 25, 2005 (note 4)	8,500,000	8,500	-	-	8,500

Net loss from August 10, 2005
(date of inception) to
November 30, 2005	-	-	(4,018)	-	(4,018)

Balance, November 30, 2005	8,500,000	8,500	(4,018)	-	4,482

Issuance of common stock
on June 22, 2006 (note 4)	566,888	567	-	-	567

Comprehensive loss:
Net loss, nine months ended
August 31, 2006	-	-	(14,321)	-	(14,321)
Foreign currency translation	-	-	-	20	20

					(14,301)

Balance, August 31, 2006	9,066,888	9,067	(18,339)	20	(9,252)

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH AUGUST 31, 2006

			From
			August 10, 2005
	Cumulative	For the nine	(Date of
	total since	months ended	inception) to
	inception	August 31, 2006	November 30, 2005
	(Unaudited)	(Unaudited)	(Audited)
	US$	US$	US$
Cash flows from operating activities:
Net loss	(18,339)	(14,321)	(4,018)
Change in liabilities:
Accrued audit fee	1,287	(1,926)	3,213

Net cash used in operating activities	(17,052)	(16,247)	(805)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,067	567	8,500
Advance from a stockholder	11,410	11,410	-

Net cash provided by financing activities	20,477	11,977	8,500

Effect of rate changes on cash	20	20	-

Net change in cash and cash equivalents	3,445	(4,250)	7,695

Cash and cash equivalents, beginning of period	-	7,695	-

Cash and cash equivalents, end of period	3,445	3,445	7,695

Cash paid for:
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate information

Super Luck, Inc. (the “Company”) was incorporated in the State of Delaware on August 10, 2005 for the purpose of exploring business opportunities including reselling software products.

The Company is a development stage company and has no activity during the period.

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of August 31, 2006, the Company had cash and cash equivalents of US$3,445, working capital deficit and stockholder’s (deficit) of US$9,252 and accumulated deficit during the development stage of US$18,339 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the major stockholder and seeking for profitable business opportunities.  However, the Company has no assurance with respect to these plans.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  At August 31, 2006, cash and cash equivalents consist of bank balance of US$906 and cash in hand of US$2,539, both of which are denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2006 (UNAUDITED)

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

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.77 for the nine months ended August 31, 2006 and US$1.00 = HK$7.78 from inception on August 10, 2005 to November 30, 2005.  There is a comprehensive income of US$20 due to the effect of rate changes for the nine months ended August 31, 2006.

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

AUGUST 31, 2006 (UNAUDITED)

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows: -

			From
			August 10,
			2005 (date of
	For the three	For the nine	inception) to
	months ended	months ended	November 30,
	August 31, 2006	August 31, 2006	2005
	(Unaudited)	(Unaudited)	(Audited)
	US$	US$	US$

Loss before income taxes	(8,088)	(14,321)	(4,018)

Expected benefit at statutory rate of 34%	(2,750)	(4,869)	(1,366)
Valuation allowance	2,750	4,869	1,366

	-	-	-

Recognized deferred income tax asset is as follows: -

		As of
	As of	November 30,
	August 31, 2006	2005
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	6,235	1,366
Valuation allowance	(6,235)	(1,366)

	-	-

At August 31, 2006, the Company has incurred operating losses of US$18,339 which, if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2006 (UNAUDITED)

3.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

4.

COMMON STOCK

The Company was incorporated on August 10, 2005 with authorized capital of 100,000,000 shares of common stock of US$0.001 par value.  On August 25, 2005, 8,500,000 shares of common stock of US$0.001 par value totaling US$8,500 was issued for cash. On June 22, 2006, 566,888 shares of common stock of US$0.001 par value totaling US$567 were issued to 11 investors for cash.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of August 31, 2006.

7.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$10,000 to the Company financing its working capital for the six months ended May 31, 2006 and further advanced US$1,410 during the reporting period.  The advance is interest-free, unsecured and repayable on demand.

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

Liquidity and Capital Resources

As of August 31, 2006, the Company remains in the development stage. For the period ended August 31, 2006, the Company's balance sheet reflects current and total assets of US$3,445 in the form of cash and cash equivalents, working capital deficit and stockholder’s (deficit) of US$9,252 and an accumulated deficit of US$18,339.

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

Plan of Operations in the next 12 months

The Company recorded a net loss of US$8,088 for the three month period ended August 31, 2006, compared to a net loss of US$4,018 from August 10, 2005 (Date of inception) to November 30, 2005.

As the Company has minimal cash and has not yet earned revenue from any business operations, it is planning to raise additional capital through the sale of 200,000 shares common stock. Through the sale of 200,000 shares of common stock at a price of US$0.5 per share, the Company will raise an aggregate of US$100,000 for operating expenses and business expansion if the offering is fully subscribed, of which there is no guarantee.

The Company will allocate 30% of any proceeds received to cover the expenses incurred in the offering.  If we raise 30% or less of the offering proceeds, all the proceeds will be used to pay these expenses.  Management plans to increase the profile of the Company and introduce the Software to our target clients by organizing marketing and promotional activities in 2006 and

2007. If the offering is fully subscribed, we plan to allocate 40% of any proceeds received to marketing and promotional activities. Human capital is also vital to the Company because we will rely on the professional skills of our salespersons to resell the Software to our prospective clients. This is especially crucial to our business because these employees will generate revenues for the Company by selling the Software to brokerage firms and financial services companies. Therefore, we plan to allocate 10% of any proceeds received to working capital. The remaining 5% and 15% of any proceeds received will be used for future capital expenditures and administrative expenses.

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

The estimated costs to organize one seminar and one luncheon are approximately US$4,000, including the costs for booking a venue, inviting speakers and other necessary expenses. Management originally planned to organize six seminars/luncheons in 2006, in which the aggregate costs will be US$24,000. As of August 31, 2006, we have not yet raised enough capital through the sale of common stock to fund these seminars, thus management decided to scale back the marketing activities in 2006. The 6 seminars/luncheons will be substituted by 4 in-house information sessions in which we will introduce the Software to interested potential clients with the assistance of Ariel’s technical experts. We plan to use the conference room of the President’s office in which we pay no rent, and we expect to have 7-10 participants in each information session. Management believes that this can minimize our marketing expenses, and we expect to spend less than US$500 in organizing these functions.

Management plans to temporarily advance capital to maintain normal operations. Management has agreed to provide temporary financing to the Company, but is not contractually obligated to do so. If we fail to raise additional funding, we may have to delay, scale back or discontinue some or all of our operations.

The Company does not maintain an office and its employees will be stationed at the office of the President, for which the Company pays no rent. Therefore, it is expected that the Company will not purchases any property in the coming 12 months.

Employees

Super Luck is currently managed by Mr. Wilson Kin Cheung, the President and Director of the Company. At present, we have no full or part-time employees. Mr. Cheung devotes approximately 25% of his time to our operations, and we have not signed any employee agreement with Mr. Cheung.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

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

Description of Securities

The Company's authorized capital is 100,000,000 shares of common stock with US$0.001 par value. As of August 31, 2006, there were 9,066,888 common voting shares issued and outstanding.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were designed to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. The Chief Executive Officer and Chief Financial Officer also concluded that the disclosure controls and procedures were effective to achieve these goals.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II

Item 1. Legal Proceedings

The Company does not know of any material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 2. Changes in Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES

Name	# of Shares	Dated	Price per Share	Amount US$	Notes
Cheung, Wai Wai	500,000	6/22/2006	$0.001	$500	(1)
Chiu, Aliana Ching Yee	20,000	6/22/2006	$0.001	$20	(1)
Lei, Patinda Lai Fong	10,000	6/22/2006	$0.001	$10	(1)
Leung, Vincent Wai Yip	5,000	6/22/2006	$0.001	$5	(1)
Choy, Gary Kin Chung	5,000	6/22/2006	$0.001	$5	(1)
Yuen, Kwok Yan	5,000	6/22/2006	$0.001	$5	(1)
Lee, Florence Ka Fung	5,000	6/22/2006	$0.001	$5	(1)
Wong, Vesper Ching Ngor	5,000	6/22/2006	$0.001	$5	(1)
Yuen, Maureen	5,000	6/22/2006	$0.001	$5	(1)
Chan, Anthony Chi Kwan	4,000	6/22/2006	$0.001	$4	(1)
Fong, Stanley Tak Yuk	2,888	6/22/2006	$0.001	$3	(1)

(1)

On June 22, 2006, the Company issued a total of 566,888 shares to 11 investors at the price of US$0.001 per share.  The securities were not registered under the Securities Act of 1933.  The Company completed the offerings pursuant to Regulation S of the Securities Act.  None of the investors are citizens of the United States and all are non-US persons, as defined in Regulation S.   The Company did not engage in a distribution of this offering in the United States. Appropriate legends were affixed to the stock certificate issued to each purchaser in according with Regulation S. Each investor was given adequate access about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

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

SUPER LUCK, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: October 12, 2006

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: October 12, 2006