Form 10KSB
period 2006-11-30
Super Luck, Inc.
filed 2007-01-23
CIK 1352482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2006

☐TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number 000-51817

SUPER LUCK, INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	33-1123472 I.R.S. Employer Identification No.

Rm 1901-2, Lucky Building

39 Wellington Street, Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  //

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/ No //

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. //

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes /X/ No //

The Registrant’s revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

As of January 18, 2007, there were 9,072,688 shares of the issuer's Common Stock issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):    Yes // No /x/

 -- 2 --

Table of Contents

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS

4

ITEM 2. DESCRIPTION OF PROPERTY

11

ITEM 3. LEGAL PROCEEDINGS

11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART II

12

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

12

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 7. FINANCIAL STATEMENTS

15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

25

ITEM 8A. CONTROLS AND PROCEDURES

25

ITEM 8B. OTHER INFORMATION

25

PART III

26

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

26

ITEM 10. EXECUTIVE COMPENSATION

28

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

28

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

29

ITEM 13. EXHIBITS

30

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

30

SIGNATURES

31

 -- 3 --

PART I

Item 1. Description of Business

THE BUSINESS

About Super Luck

Super Luck, Inc. (“we”, “us”, “our”, “Super Luck”) was incorporated under the laws of the State of Delaware on August 10, 2005. We are a development stage company, and our business is to market, sell and support financial software products. We plan to become an introducer or agent of financial software products developed by international software developers around the globe. We are currently an introducer of a financial software product (as described below), and we may or may not become the introducer or agent of other financial software products. Our executive office is located at Room 1901-02, Lucky Building, 39 Wellington Street, Central, Hong Kong.

The authorized capital of Super Luck consists of 100,000,000 shares of $0.001 par value common stock. On August 25, 2005, Super Luck issued 8,500,000 shares of common stock to Mr. Wilson Kin Cheung at $0.001 per share for a total of $8,500. On June 22, 2006 and October 5, 2006, the Company issued 566,888 and 5,800 shares to 13 investors at the price of $0.001 per share, respectively.

On December 6, 2005, Super Luck signed an agreement with Ariel Communications Limited (“Ariel”, the “Vendor”), a United Kingdom incorporated company. Under the agreement, Super Luck became an introducer of computer software named FX Trading Platform (the “Software”, “FX System”). The Software enables brokerage firms to conduct Foreign Exchange trading for their end clients, and it targets small and medium sized brokerage firms who do not have the financial ability and technological know-how to develop their own in-house software to trade on the Foreign Exchange in real time. Super Luck has a right to introduce Ariel and the Software to potential customers who wish to use the Software for the provision of Foreign Exchange trading services (“Potential Clients”) and to enable the Potential Clients to offer such services to their own clients.  Potential Clients are generally small-and-medium sized brokerage firms, banks and financial institutions that offer FX trading services to their own clients. Super Luck is required to use its best effort to introduce the Software to Potential Clients and help the Potential Clients to obtain the software license (“Software License”) from Ariel. Our sales territory includes Hong Kong, Taiwan, Greater China (the People’s Republic of China or Mainland China), Macau, Dubai and Kuwait (the “Territory”). Our sales rights are not exclusive in the Territory.

Super Luck, as an introducer, has the following responsibilities under the agreement:

(a)

to sell, promote and market the Software upon the terms specified by Ariel to the Potential Clients within the Territory, to co-ordinate with Ariel its approach to the Potential Clients and to notify Ariel in writing and obtaining Ariel’s written consent prior to making an initial approach to a Potential Client;

 -- 4 --

(b)

to service the Potential Clients’ requirements with a view to ensuring the Potential Clients’ continuing commitment to license the Software;

(c)

to promptly provide Ariel with such information relating to the Potential Clients as Ariel may require from time to time; and

(d)

to conduct activities in a proper and efficient manner.

Super Luck is required to refer to Ariel any and all of the Potential Clients on an unprompted and unsolicited basis who express an interest in the Software License. The Company must also notify the Potential Clients that the granting of the Software License will be subject to Ariel’s consent. Super Luck is not allowed to accept or purport to accept any person as a customer of or for Ariel. Super Luck is not an agent of Ariel and has no authority to bind Ariel in any manner.

For the introduction of each new Potential Client, Super Luck is entitled to receive 20% of the amount of the initial set up fee (agreed to in writing by the Potential Client), which is above the Base Cost of $10,000. When a Potential Client buys or sells a foreign exchange using the Software, Ariel will charge the Potential Client a service charge per round turn of trade conducted.  A “round turn” means two transactions including the buying and selling of 100,000 units per trade.  We are entitled to receive 20% of this service charge.  The amount of the service charge shall be determined by Ariel.  The aforementioned introduction fees are broadly referred to as (the “Fees”).  Super Luck will only be paid if it introduces Potential Clients to Ariel and such Potential Client signs an agreement with Ariel.  Super Luck has not yet introduced any Potential Clients to Ariel.

The Fees will accrue on a daily basis and will be payable to us quarterly in arrears as soon as practicable following the relevant Fee Date (i.e. December 31, March 31, June 30 and September 30). Payment of the Fees related to the initial set up fee shall be conditional upon satisfaction of the following conditions which must be fulfilled at the time of the relevant Fee Date for each Potential Client:

(a)

the relevant Potential Client having paid in full, at the time of the relevant date for payment of the Fees, all the relevant fees due to Ariel pursuant to the Software License at the relevant Fee Date;

(b)

a duly completed Software License having been signed by the relevant Potential Client and not having expired or been terminated by either Ariel or the relevant Potential Client pursuant to the terms of the Software License;

Currently, Super Luck has no regulatory schemes that govern its business.

Background

Foreign Exchange Market in Hong Kong and the Mainland China

The foreign exchange market (“Forex”) is the largest financial market in the world. Unlike other financial markets, the Forex market does not have a specific exchange location.

 -- 5 --

Trades are carried out through banks, businesses and foreign currency traders. The Forex market is open 24 hours a day, five days a week, with currencies being traded worldwide among the major financial centers of London, New York, Tokyo, Zurich, Frankfurt, Hong Kong, Singapore, Paris and Sydney.

We believe that there is considerable demand for foreign exchange among Hong Kong citizens.  Telephone dealing is still the most popular mode of trading foreign currencies, followed by counter and online trading. We believe that the advancement in software development will increase the efficiency of counter and online trading.

Following the exchange rate reform in April 1994 in China, the China Foreign Exchange Trading Centre was re-located to Shanghai to unify Forex trading for the whole nation.

Considering the population in China, the percentage of Chinese citizens with a brokerage account and the number of brokerage firms are still small compared to that of other developed countries. Nonetheless, China's accession to the World Trade Organization (WTO) will increase the efficiency of China's market-oriented economy. We believe that the securities industry will continue to grow steadily with the support of the Chinese government in reforming the legal and structural framework for the industry.  Moreover, most small and medium sized brokerage firms in Hong Kong and China do not have the financial ability and technology know-how to develop their own in-house software to trade Foreign Exchange real time. We expect vast opportunities in the financial software industry in the Hong Kong and China markets.

Usage of Financial Software in the Securities Industry

Information technology has been widely used in every industry, and the securities industry is no exception. Investors can now quote prices and make transaction orders anytime and anywhere. Undoubtedly, advancement in financial software greatly improves the efficiency and effectiveness of instant trading. Software application products for financial institutions can facilitate the automation and streamlining of operational workflows. Financial software packages are much more user-friendly and easy-to-use now than they were in the past. They can provide a variety of functions to suit business needs of users.

The FX System allows brokers to view data relating to their clients, to list their clients, to trade and order, and to access the data for all their clients. The Software also enables margin calls to be triggered automatically when the client account falls below their margin requirement, generates automatic stop loss orders for dealer execution on equity level falling below pre-defined levels and emails client on all orders executed and cancelled.

As software developers receive feedback and opinions from users, they will continue to improve the functionality and efficiency of the software. We believe that the usage of financial software will continue to grow in the near future.

The Financial Software Industry in Hong Kong and China

The financial sector in Hong Kong fared well in the third quarter of 2005, benefiting from the progressive pick-up in economic activities. Due to the fact that Hong Kong is one of the international financial centers in the Asia Pacific Region and the economy continues to improve,

 -- 6 --

we believe that the financial software industry in Hong Kong will continue to grow.

China has experienced strong economic growth in recent years. The government has enacted various policies to reform the financial and banking industry after China's accession to the World Trade Organization (WTO). The steady revaluation of Renminbi further increased investors’ interest in the China’s financial market. The management believes that the revaluation of Renminbi will attract a vast number of investors to purchase Renminbi using advanced Forex trading software. With a robust financial market, we expect a strong need of financial software in the brokerage and financial firms in China. Management believes that financial software developed in China has been considered to be less sophisticated than those developed overseas because of shorter software development history and lesser know-how on financial products; therefore, we anticipate that Chinese companies will want our software.

Because small and medium sized brokerage firms and financial institutions do not have the financial ability and technological know-how to develop their own in-house software, most of them acquire financial software from overseas or local vendors.

OUR BUSINESS ACTIVITIES

Super Luck plans to form a professional sales team in which the members of the team have already built up a strong client base during their past years of work. The team will target the top management personnel of potential financial services companies and brokerage firms and introduce them to the Software. Super Luck is responsible to undertake all due diligence, care and skill:

(a)

to sell, promote and market the Software upon the terms specified by Ariel to the Potential Clients within the Territory and to co-ordinate with Ariel its approach to the Potential Clients and notify Ariel in writing and obtaining Ariel’s written consent prior to making an initial approach to a Potential Client;

(b)

to service the Potential Clients’ requirements with a view to ensuring the Potential Clients’ continuing commitment to license the Software;

(c)

to promptly provide Ariel with such information relating to the Potential Clients as Ariel may require from time to time; and

(d)

to conduct activities in a proper and efficient manner.

Super Luck is required to refer to Ariel any and all of the Potential Clients on an unprompted and unsolicited basis who indicate an interest in the Software License. We also need to notify the Potential Clients that the granting of the Software License will be subject to Ariel’s consent. We are not allowed to accept or purport to accept any person as a customer of or for Ariel. Super Luck is not an agent of Ariel and has no authority to bind Ariel in any manner.

FX Trading Platform – Plus

Ariel developed the FX System in 1999. The FX System enables banks, brokers and trading houses to benefit from the rapidly evolving financial markets. It also provides cost

 -- 7 --

effective trading solutions to financial services companies and brokerage firms who do not have large budgets available. It has three interfaces: the Client, Dealer and Administration interfaces that link all market participants such as clients, dealers, brokers, salespeople (in-house and external) with price feeds, news, charting and other service providers.

The Client interface offers features such as real time firm quotes, real time chat, click & deal function (which means perform online transaction by one mouse click) of client accounts etc., whereas the Dealer interface allows users to send trade and order requests, have one on one online chat session with clients, broadcast global messages to all registered clients, and access the administration screens to view client accounts. The Administration interface enables dealer & client software installation, setting up of dealer and client accounts and facilitates other back office functionalities. The FX System has a remote management interface (“RMI”) for users to manage markets and parameters, monitor input and output interfaces, view prices, enter prices manually, view price history, build up and maintain portfolios of markets using easy drag-and-drop functionality, get manual quoting for markets, set users, and set groups and privilege levels for restricted or open access according to need. These functions allow users to manage their trading portfolio.  For example, they can view the real-time trading price of different foreign exchanges, view the past transactions, perform instant purchases, stop loss and sell orders, get real time quotes of foreign exchanges etc. Users may be brokers who assist their own clients to perform dealings, if their clients pay to set up their own accounts to use the Software.  Brokers can set users and privilege levels so that clients may manage their own portfolio using the Software when they are in the brokerage firm.

About Ariel Communications Limited

Ariel, a United Kingdom incorporated company, is a software house specializing in Internet trading solutions. It is the sole and exclusive owner of FX System. Ariel has been focusing on the United Kingdom and European markets since its establishment.  It has not targeted the Asia market until recently. Before signing the contract with Super Luck, Ariel signed agreements with two other resellers in Asia. The agreements for all introducers are the same except that they are responsible for marketing the Software in different regions. Super Luck is the only introducers in Hong Kong, Taiwan, Greater China, Macau, Dubai and Kuwait.

Government Regulation

There is limited government regulation of our business in the markets we currently operate.  In general, we do not expect existing or probable government regulation to have any significant impact on our business for the foreseeable future.

 -- 8 --

Current Operations

Super Luck is a development stage company and Mr. Wilson Cheung, the President and Director of Super Luck, has been locating Potential Clients for the Company. We have been organizing in-house information sessions to introduce the Software to Potential Clients. The first information session was held at the conference room of the President’s office, in which we pay no rent, in December 2006. We plan to organize 3 more in-house information sessions in 2007 to arouse the awareness of the Software. Mr. Cheung will follow up on Potential Clients who showed their initial interests on the Software.

As we plan to enter the financial software market in China and software distributors in China have a stronger network of clients who may be interested in our Software.  Thus, Mr. Cheung has been traveling to China since September 2006 to locate suitable software distributors in the Mainland and target to build up strategic partnerships with them.

CUSTOMER AND MARKETING

As a development stage company, we will concentrate on the Hong Kong market and expanding into Greater China, particularly, Shen Zhen and Shanghai. Our target customers include financial services companies and brokerage firms in the regions. However, if we have an opportunity to offer the Software to other Potential Clients in the other aforesaid regions, we will pursue it.

We have no current customers at this moment. However, we plan to organize in-house information sessions that target Potential Clients to increase the profile of Super Luck and the Software. We may also organize business luncheons or conferences to reach more target audiences based on our budget.

Super Luck believes in the importance of after sales services and full technical and customer service support for retaining valuable clients. Super Luck plans to hire additional employees to create a customer service team to provide better and more personalized service to customers in 2007. Super Luck does not currently offer these services.  Ariel will provide training sessions to Super Luck to help them become familiar with the usage and benefits of the Software. It will also provide all necessary sales materials for the Software in soft copy or hard copy to Super Luck. Super Luck is responsible for understanding the requirements of Potential Clients and for introducing and explaining the benefits of using the Software to them. Super Luck will also provide feedback from Potential Clients to Ariel so that Ariel can update the Software from time to time.  Ariel will be responsible for handling all Software changes or problems.

We may further launch larger-scale seminars in China to promote the Software and pursue work with several software distributors in China after we develop a firm customer base in Hong Kong. Software distributors in China have developed a strong base of clients who may be interested in our Software. If we build strategic partnerships with these software distributors, we can approach this group of customers through their network. The distributors are also familiar with the cultures and needs of local customers so they can assist us in entering the market in China.

 -- 9 --

COMPETITION

Super Luck believes that it will face competition from many businesses, especially those with greater recognition, greater resources in terms of manpower and money, and a longer operating history. Our competitors may also leverage their existing relationships with companies, their expertise and their established reputations to increase their share of the market. Because we consider the barriers to entry in our expected market to be low due to the low capital investment required, we anticipate that we will face many additional competitors in the future. Although we believe that we will be able to compete successfully in this market, we cannot assure you that we will be able to do so.

We have two major competitors: FXCM and Brokerbox. FXCM is one of the largest non-bank Forex capital markets and specializes solely in instant and real time trade in foreign exchange (“spot foreign exchange”). It provides online foreign exchange services to private clients, hedge funds and financial institutions throughout the world. It has an affiliate office in Hong Kong that serves its client base in both North and South East Asia. We believe that FXCM will be a strong competitor due to its longer operating history, higher company profile and a significantly larger number of employees. Although Super Luck is considerably smaller in terms of company size, the two companies target different segment of clients. Super Luck will first target at small brokerage firms and financial institutes at the development stage, while FXCM targets larger clients.

Brokerbox is a United Kingdom based technology company formed in 1999 and is headquartered in London with branch offices in New York, Chicago, Geneva & Monaco. It provides e-business solutions to the banking and brokerage industry which includes applications that allow customers to access to instant data and perform instant transaction online. Instead of focusing on the Forex market, Brokerbox develops a number of other trading systems. Their software can be used online and is available for users to download and install in their own PCs.  Similarly to Ariel, it distributes their software globally by signing distribution agreement with other companies.

Super Luck is the only reseller of the FX System in the territories including Hong Kong, Taiwan, Greater China, Macau, Dubai and Kuwait. There are currently not many financial software companies that develop Forex trading system and our main competitors are overseas companies.

EMPLOYEES

At present, we have no full or part-time employees. Super Luck is currently managed by Mr. Wilson Kin Cheung, the President and Director of Super Luck. We have not signed any employee agreement with Mr. Cheung. Mr. Cheung devotes approximately 25% of his time to our operations. We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

In the 12 months following completion of a public offering, we intend to hire three employees. One of them will be responsible for organizing seminar/luncheon/information

 -- 10 --

sessions to promote the software and to handle other administrative work. The remaining two will be professional salespersons who have strong sense in the financial software market. Both of the salespeople will be located in the Hong Kong office.

REPORTS TO SECURITY HOLDERS

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

Item 2. Description of Property

We have no real property and currently operate from limited office space provided by Easterly Financial Investment Limited (“Easterly”), for which we pay no rent. Easterly is located at Room 1901-02, Lucky Building, 39 Wellington Street, Central, Hong Kong. We have no plans to obtain additional office space at this moment until our business is more developed.

Item 3. Legal Proceedings

Super Luck, Inc. does not know of any material, active or pending legal proceedings against them; nor is Super Luck involved as a plaintiff in any material proceedings or pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended November 30, 2006.

 -- 11 --

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established market for our shares. Our stock is not quoted on the OTC Bulletin Board or on any other public market. We intend to apply for listing or quotation on the OTC Bulletin Board once various state governments approve our blue sky filings, but we have not done so yet

The Company's authorized capital is 100,000,000 shares of common stock with $0.001 par value. As of November 30, 2006, we have a total of 9,072,688 shares outstanding.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in this report include forward-looking statements that include risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. This Form also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the operation and growth of our business and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in this registration as we are a development stage company with no operations to date. Our ability to generate revenue is subject to substantial risks.

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

 -- 12 --

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

Our proposed business plan is to introduce the Software to potential corporate clients which will enable them to offer the services provided by the Software to their own clients. For the introduction of each new Potential Client, Super Luck is entitled to receive 20% of the amount of the initial set up fee (agreed to in writing by the Potential Client) which is above the Base Cost of $10,000.  We are also entitled to receive 20% of a service charge imposed by Ariel per round turn conducted by the Potential Client on the Software. A “round turn” means two transactions including the buying and selling of 100,000 units per trade. Ariel will determine the rate of this service charge.  The aforementioned introduction fees are broadly referred to as the “Fees.”  Super Luck is only entitled to compensation if a Potential Client introduced to Ariel by Super Luck signs an agreement with Ariel.  Super Luck has not yet introduced any Potential Clients to Ariel.

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

Liquidity and Capital Resources

As of November 30, 2006, the Company remains in the development stage. For the period ended November 30, 2006, the Company's balance sheet reflects current and total assets of $94,807 in the form of cash and cash equivalents, working capital and stockholder’s (deficit) of $24,689 and an accumulated (deficit) during the developmental stage of $33,806.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. Therefore, it filed a registration statement with the Securities and Exchange Commission for the sale of common shares. The registration statement was declared effective by the Securities and Exchange Commission on Oct 10, 2006. Although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, the Company have been relying on loans from the major stockholder, Mr. Wilson Cheung, to pay costs associated with filing an SB-2 and other daily operating expenses prior to the fund raising exercise. Mr. Cheung has no contractual obligation to provide these funds.  This arrangement will not change until the Company is able to consummate a business transaction.

 -- 13 --

Plan of Operations in the next 12 months

The Company recorded a net loss of $29,788 for the year ended November 30, 2006, compared to a net loss of $4,018 from August 10, 2005 (Date of inception) to November 30, 2005.

The Company will allocate 30% of any proceeds received from its planned offering to cover the expenses incurred in the offering.  Management plans to increase the profile of the Company and introduce the Software to our target clients by organizing marketing and promotional activities in 2006 and 2007. Human capital is also vital to the Company because we will rely on the professional skills of our salespersons to resell the Software to our prospective clients. This is especially crucial to our business because these employees will generate revenues for the Company by selling the Software to brokerage firms and financial services companies. Therefore, we plan to allocate 10% of any proceeds received to working capital. The remaining 5% and 15% of any proceeds received will be used for future capital expenditures and administrative expenses.

Management decided to scale back the marketing activities in 2006 as we have not yet raised enough capital through the sale of common stock to fund these seminars by that time. Management decided to substitute luncheons/conferences by in-house information sessions in which we will introduce the Software to interested potential clients with the assistance of Ariel’s technical experts. We plan to use the conference room of the President’s office in which we pay no rent, and we expect to have 7-10 participants in each information session. Management believes that this can minimize our marketing expenses, and we expect to spend less than $500 in organizing these functions.

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

 -- 14 --

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

Item 7. Financial Statements

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2006

 -- 15 --

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of Super Luck, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Super Luck, Inc. (the “Company”) as of November 30, 2006, and the related statements of operations, stockholder’s equity and cash flows for the year ended November 30, 2006 and for the period from August 10, 2005 (date of incorporation) to November 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super Luck, Inc. as of November 30, 2006, and the results of its operations and its cash flows for the year ended November 30, 2006 and for the period from August 10, 2005 (date of incorporation) to November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a development stage company and has an accumulated (deficit) as of November 30, 2006; these factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF

Certified Public Accountants

Hong Kong

January 16, 2007

 -- 16 --

SUPER LUCK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF NOVEMBER 30, 2006 AND NOVEMBER 30, 2005
As of		As of
November 30,		November 30,
2006		2005
US$		US$
ASSETS
Current assets
Cash and cash equivalents	94,807	7,695
Total assets	94,807	7,695
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Temporary receipt	99,901	-
Accrued audit fee	3,215	3,213
Amount due to a stockholder (Note 7)	16,380	-
Total liabilities	119,496	3,213
Stockholder’s (deficit)/equity
Common stock - US$0.001 par value (Note 4) :
authorized 100,000,000 shares; 9,072,688
(as of November 30, 2006: 8,500,000)
shares issued and outstanding	9,073	8,500
Accumulated deficit during the development stage	(33,806)	(4,018)
Accumulated other comprehensive income/(loss)	44	-
Total stockholder’s (deficit)/equity	(24,689)	4,482
Total liabilities and stockholder’s (deficit)/equity	94,807	7,695
See accompanying notes to financial statements.

 -- 17 --

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED NOVEMBER 30, 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2006

			From
			August 10, 2005
			(Date of
		For the year ended	inception) to
	Cumulative total since inception	November 30, 2006	November 30, 2005
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	539	-	539
General and administrative expenses	33,289	29,809	3,480

Loss from operations	(33,828)	(29,809)	(4,019)
Interest income	22	21	1

Loss before income taxes	(33,806)	(29,788)	(4,018)
Income taxes (Note 2)	-	-	-

Net loss	(33,806)	(29,788)	(4,018)

Net loss per share :
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)

Weighted average number of
shares :
Basic and diluted	8,426,080	8,752,511	7,371,681

See accompanying notes to financial statements.

 -- 18 --

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S (DEFICIT)/EQUITY

FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2006

			Accumulated	Accumulated
	Common stock		deficit during	other
	No. of		the development	comprehensive
	shares	Amount	stage	income/(loss)	Total
		US$	US$	US$	US$

Issuance of common stock
on August 25, 2005 (Note 4)	8,500,000	8,500	-	-	8,500

Comprehensive loss:
Net loss from August 10, 2005
(date of inception) to
November 30, 2005	-	-	(4,018)	-	(4,018)

Balance, November 30, 2005	8,500,000	8,500	(4,018)	-	4,482

Issuance of common stock
on June 22, 2006 (Note 4)	566,888	567	-	-	567

Issuance of common stock
on October 5, 2006 (Note 4)	5,800	6	-	-	6

Comprehensive loss:
Net loss, for the year ended
November 30, 2006	-	-	(29,788)	-	(29,788)
Foreign currency translation	-	-	-	44	44

					(29,744)

Balance, November 30, 2006	9,072,688	9,073	(33,806)	44	(24,689)

See accompanying notes to financial statements.

 -- 19 --

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2006

			From
			August 10, 2005
	Cumulative	For the year	(Date of
	total since	ended	inception) to
	inception	November 30, 2006	November 30, 2005
	US$	US$	US$
Cash flows from operating activities:
Net loss	(33,806)	(29,788)	(4,018)
Change in liabilities:
Accrued audit fee	3,215	2	3,213
Temporary receipt	99,901	99,901	-

Net cash used in operating activities	69,310	70,115	(805)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,073	573	8,500
Advance from a stockholder	16,380	16,380	-

Net cash provided by financing activities	25,453	16,953	8,500

Effect of rate changes on cash	44	44	-

Net change in cash and cash equivalents	94,807	87,112	7,695

Cash and cash equivalents, beginning of period	-	7,695	-

Cash and cash equivalents, end of period	94,807	94,807	7,695

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

 -- 20 --

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate information

Super Luck, Inc. (the “Company”) was incorporated in the State of Delaware on August 10, 2005 for the purpose of exploring business opportunities including reselling software products.

The Company is a development stage company and has not yet generated any revenue during the reporting periods. Mr. Wilson Cheung, the President and Director of Super Luck, has been locating Potential Clients for the Company during the reporting periods. He spends approximately 25% of his time on Super Luck.

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business. As of November 30, 2006, the Company had cash and cash equivalents of US$94,807, working capital and stockholder’s equity of US$24,689 and accumulated (deficit) during the development stage of US$33,806 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less. At November 30, 2006, cash and cash equivalents consist of bank balance of US$94,304 and cash in hand of US$503.

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk. During the reporting period, the Company has not engaged in any hedging activities.

 -- 21 --

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency. Assets and liabilities are translated into US$ at the exchange rate in effect at the period end. Income and expenses are translated at average exchange rate prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated other comprehensive income/(loss) - foreign currency translation adjustments”. Gains and losses resulting from foreign currency translation are included in other comprehensive income/(loss).

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.767 for the year ended November 30, 2006 and US$1.00 = HK$7.78 from inception on August 10, 2005 to November 30, 2006. There is a comprehensive loss of US$44 due to the effect of rate changes during the reporting period.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting period. Actual results could differ from those estimates.

 -- 22 --

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006

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

2. INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:

	For the year ended November 30, 2006	From August 10, 2005 (date of inception) to November 30, 2005
	US$	US$

Loss before income taxes	(29,788)	(4,018)

Expected benefit at statutory rate of 34%	(10,128)	(1,366)
Valuation allowance	10,128	1,366

	-	-

Recognized deferred income tax asset is as follows: -
	As of November 30, 2006	As of November 30, 2005
	US$	US$

Operating losses available for future periods	11,494	1,366
Valuation allowance	(11,494)	(1,366)

	-	-

At November 30, 2006, the Company has incurred operating losses of US$33,806 which, if unutilized, will expire through to 2026. Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

 -- 23 --

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006

3. NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments. Accordingly, the reported basic and diluted loss per share is the same.

4. COMMON STOCK

The Company was incorporated on August 10, 2005 with authorized capital of 100,000,000 shares of common stock of US$0.001 par value. On August 25, 2005, 8,500,000 shares of common stock of US$0.001 par value totaling US$8,500 were issued for cash.

On June 22, 2006 and October 5, 2006 566,888 and 5,800 shares of common stock of $0.001 par value totaling US$567 and US$6 were issued to 13 investors for cash.

5. STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6. COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of November 30, 2006.

7. RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$16,380 to the Company financing its working capital for the year ended November 30, 2006. The advance is interest-free, unsecured and repayable on demand.

 -- 24 --

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company's fiscal years ended November 30, 2006 and November 30, 2005 and any subsequent interim periods, the Company has had no disagreements with its principal independent accountant.

Item 8A. Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of November 30, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended November 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

None

 -- 25 --

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

 The respective positions and ages of our directors and executive officers and the year in which each director was first elected are shown in the following table. Each director has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified. Vacancies in the existing Board of Directors are filling by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position

Wilson Kin Cheung	33	President, Director, Secretary	August 2005 (Secretary since January 2007)
Wilson Kin Cheung	33	President and Director	August 2005
Aliana Chiu (1)	26	(Former) Secretary	October 2006

(1)

Ms. Cheung resigned as Secretary on January 18, 2007.

We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

Biographical Information

Mr. Wilson Kin Cheung has been the President and Director of SUPER LUCK since August 2005 to the present. His responsibilities include general management and financial management. Mr. Cheung also holds the positions of Secretary, Treasurer and Chief Financial Officer.  Mr. Cheung has more than ten years working experience in the investment banking and corporate finance areas in Hong Kong markets.  Mr. Cheung is also the Director and President of Market Data Consultants, Inc., a Delaware corporation that provides consultancy services and resells market data management systems. He is also a managing director of Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region. Prior to joining Super Luck, Mr. Cheung was with First Asia Finance Group Limited from December 2001 to July 2005. Mr. Cheung worked as an Executive with Oriental Patron Asia Limited, an investment bank specializing in corporate finance, from September 1999 to September 2000; as an Assistant Manager with Kingsway Capital Limited, an investment bank specializing in corporate finance from October 2000 to May 2001; and as a Manager with Core Pacific - Yamaichi International (H.K.) Limited in Hong Kong from June 2001 to November 2001, engaging in the provision of corporate finance, financial advisory, and securities

 -- 26 --

placement and underwriting services . Mr. Cheung holds a Bachelor of Business degree from Melbourne, Australia.

Ms. Karen Ka Wen Mo has been a Director of Super Luck since October 2006. She obtained a Bachelor degree in Laws from the University of Hong Kong in 1997 and was admitted as a qualified solicitor in Hong Kong in 2000.   Since that time, Ms. Mo has been, and is now, a practicing solicitor in Hong Kong, specializing in corporate and commercial works. She is the spouse of Mr. Wilson Cheung.

Involvement in Certain Legal Proceedings

There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

1.        any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.        any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.        being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

4.        being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

Wilson Kin Cheung and Karen Ka Wen Mo are married to each other.

Other Relationships or Arrangements

There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Directorships

Wilson Kin Cheung and Karen Ka Wen Mo are directors of Market Data Consultants, Inc.  Both of them file reports under the Securities Exchange Act of 1934.

Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert.

 -- 27 --

Section 16(a) Beneficial Ownership Compliance

The Company’s officers, directors, and 10% owners have each filed Initial Statements of Beneficial Ownership on Form 3.

Code of Ethics

The Company did not have a code of ethics, and the current management has not yet adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

Item 10. Executive Compensation

At this time, no compensation has been scheduled for members of the Board of Directors or officers of Super Luck and no compensation has been paid for the last year.

Future compensation of officers will be determined by the Board of Directors based upon the financial condition, financial requirements and performance of Super Luck, and individual performance of each officer.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Super Luck for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 8, 2007, the ownership of each executive officer and director of Super Luck, of all executive officers and directors of the Super Luck as a group, and of each person known by Super Luck to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrant or other right to acquire additional securities of Super Luck except as may be otherwise noted.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class

Common	Wilson Kin Cheung (1)	8,500,000	94.15%

Common	Wai Wai Cheung (2)	500,000	5.54%
Common	Karen Ka Wen Mo (1) (3)	0	0.00%
Common	Aliana Ching Yee Chiu (1) (4)	20,000	0.22%
0.

 -- 28 --

Common	All Officers and Directors as a Group (3 in number)	8,520,000	94.37%

(1) Officer or Director as of November 30, 2006.

(2) Ms. Cheung is the sister of Mr. Wilson Kin Cheung.

(3) Mr. Wilson Kin Cheung and Ms. Karen Ka Wen Mo are married to each other.

(4) Ms. Chiu resigned as secretary of the Company on January 18, 2007.

Item 12. Certain Relationships and Related Transactions

No officer, director, promoter, or affiliate of Super Luck has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by Super Luck through security holdings, contracts, options, or otherwise.

We have adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash.  Any such issuance of stock would be made on an adhoc basis.  Accordingly, we are unable to predict whether, or in what amount, such a stock issuance might be made. Super Luck may seek to acquire a business that has experience in marketing and promoting the use of different kinds of financial software and has established a professional sales team with personnel who are knowledgeable in reselling a variety of financial software products. In the event that an acquisition candidate purchases the shares of Super Luck, it is more likely than not that such a candidate would pay a price higher than the price originally paid by our current stockholders.  However, there is no guarantee that the stockholders will make a profit on such a transaction.  Any decision to sell the shares of Super Luck could be made at the sole discretion of the current majority stockholder without the vote of the purchasers in this offering.

 It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of Super Luck's directors or executive officers or to any other affiliate of us except as described under "Executive Compensation" above.

Super Luck does not maintain an office, but it does maintain a mailing address at the office of its President, for which it pays no rent and for which it does not anticipate paying rent in the future. It is likely that we will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Although management has no current plans to cause us to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by Super Luck’s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholders, or requiring the future employment of specified officers and payment of salaries to them.  A sale of securities by our current stockholders to an acquisition candidate might be at a price higher than that originally paid by current stockholders but may or may not be higher than the price paid by subscribers to this offering.  Any payment to current stockholders in the context of an acquisition involving Super Luck would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business

 -- 29 --

entity.  Any decision to sell the shares of Super Luck could be made at the sole discretion of the current majority stockholder without the vote of the purchasers in this offering.

Item 13. Exhibits

(a) Exhibits

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 22, 2006).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 22, 2006).

10.1

Contract with Ariel Communications Limited signed on November 21, 2005 (herein incorporated by reference to the Registration Statement on Form SB-2 filed by Super Luck on May 11, 2006.)

31.1

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed and billable by PKF Certified Public Accountants, Super Luck’s independent auditors, for the audit of Super Luck’s annual consolidated financial statements and reviews of quarterly financial statements for the year ended November 30, 2006 were $4,377 and $3,213 during the period ended November 30, 2005.

Tax Fees

The aggregate fees billed and billable by PKF Certified Public Accountants, Super Luck’s principal accountants for tax compliance, advice, and planning, were $0 and $0 for the years ended November 30, 2006 and 2005, respectively.

 -- 30 --

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LUCK, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: January 23, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: January 23, 2007

 -- 31 --