Form 10KSB/A
period 2006-11-30
Super Luck, Inc.
filed 2007-03-02
CIK 1352482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

The Client interface offers features such as real time firm quotes, real time chat, click and deal function (which means perform online transaction by one mouse click) of client accounts etc., whereas the Dealer interface allows users to send trade and order requests, have one on one online chat session with clients, broadcast global messages to all registered clients, and access the administration screens to view client accounts. The Administration interface enables dealer and client software installation, setting up of dealer and client accounts and facilitates other back office functionalities. The FX System has a remote management interface (“RMI”) for users to manage markets and parameters, monitor input and output interfaces, view prices, enter prices manually, view price history, build up and maintain portfolios of markets using easy drag-and-drop functionality, get manual quoting for markets, set users, and set groups and privilege levels for restricted or open access according to need. These functions allow users to manage their trading portfolio.  For example, they can view the real-time trading price of different foreign exchanges, view the past transactions, perform instant purchases, stop loss and sell orders, get real time quotes of foreign exchanges etc. Users may be brokers who assist their own clients to perform dealings, if their clients pay to set up their own accounts to use the Software.  Brokers can set users and privilege levels so that clients may manage their own portfolio using the Software when they are in the brokerage firm.

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

Brokerbox is a United Kingdom based technology company formed in 1999 and is headquartered in London with branch offices in New York, Chicago, Geneva and Monaco. It provides e-business solutions to the banking and brokerage industry which includes applications that allow customers to access to instant data and perform instant transaction online. Instead of focusing on the Forex market, Brokerbox develops a number of other trading systems. Their software can be used online and is available for users to download and install in their own PCs.  Similarly to Ariel, it distributes their software globally by signing distribution agreement with other companies.

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

 -- 11 --

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established market for our shares. Our stock is not quoted on the OTC Bulletin Board or on any other public market. We intend to apply for listing or quotation on the OTC Bulletin Board once various state governments approve our blue-sky filings, but we have not done so yet

The Company's authorized capital is 100,000,000 shares of common stock with $0.001 par value. As of November 30, 2006, we have a total of 9,072,688 shares outstanding.

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

Our proposed business plan is to introduce the Software to potential corporate clients, which will enable them to offer the services provided by the Software to their own clients. For the introduction of each new Potential Client, Super Luck is entitled to receive 20% of the amount of the initial set up fee (agreed to in writing by the Potential Client), which is above the Base Cost of $10,000.  We are also entitled to receive 20% of a service charge imposed by Ariel per round turn conducted by the Potential Client on the Software. A “round turn” means two transactions including the buying and selling of 100,000 units per trade. Ariel will determine the rate of this service charge.  The aforementioned introduction fees are broadly referred to as the “Fees.”  Super Luck is only entitled to compensation if a Potential Client introduced to Ariel by Super Luck signs an agreement with Ariel.  Super Luck has not yet introduced any Potential Clients to Ariel.

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

Liquidity and Capital Resources

As of November 30, 2006, the Company remains in the development stage. For the period ended November 30, 2006, the Company's balance sheet reflects current and total assets of $94,807 in the form of cash and cash equivalents, working capital (deficit) and stockholder’s (deficit) of $24,689 and an accumulated (deficit) during the developmental stage of $33,806.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. Therefore, it filed a registration statement with the Securities and Exchange Commission for the sale of common shares. The registration statement was declared effective by the Securities and Exchange Commission on October 10, 2006. Although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, the Company have been relying on loans from the major stockholder, Mr. Wilson Cheung, to pay costs associated with filing an SB-2 and other daily operating expenses prior to the fund raising exercise. Mr. Cheung has no contractual obligation to provide these funds.  This arrangement will not change until the Company is able to consummate a business transaction.

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

Management decided to scale back the marketing activities in 2006, as we have not yet raised enough capital through the sale of common stock to fund these seminars by that time. Management decided to substitute luncheons/conferences by in-house information sessions in which we will introduce the Software to interested potential clients with the assistance of Ariel’s technical experts. We plan to use the conference room of the President’s office in which we pay no rent, and we expect to have 7-10 participants in each information session. Management believes that this can minimize our marketing expenses, and we expect to spend less than $500 in organizing these functions.

The Company does not maintain an office and its employees will be stationed at the office of the President, for which the Company pays no rent. Therefore, it is expected that the Company will not purchase any property in the coming 12 months.

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

CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2006

 -- 15 --

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of Super Luck, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Super Luck, Inc. (the “Company”) as of November 30, 2006 and 2005, and the related statements of operations, stockholder’s equity (deficit) and cash flows for the year ended November 30, 2006, for the period from August 10, 2005 (date of incorporation) to November 30, 2005 and for the period from August 10, 2005 (date of incorporation) to November 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super Luck, Inc. as of November 30, 2006 and 2005, and the results of its operations and its cash flows for the year ended November 30, 2006, for the period from August 10, 2005 (date of incorporation) to November 30, 2005 and for the period from August 10, 2005 (date of incorporation) to November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the financial statements, the Company is a development stage company and has an accumulated (deficit) as of November 30, 2006, these factors raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF

Certified Public Accountants

Hong Kong, China

February 23, 2007

 -- 16 --

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF NOVEMBER 30, 2006 AND NOVEMBER 30, 2005

	As of November 30,
	2006	2005
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	94,807	7,695

Total assets	94,807	7,695

LIABILITIES AND STOCKHOLDER’S (DEFICIT) / EQUITY

Current liabilities
Temporary receipt (Note 7)	99,901	-
Accrued audit fee	3,215	3,213
Amount due to a stockholder (Note 8)	16,380	-

Total liabilities	119,496	3,213

Stockholder’s (deficit)/equity
Common stock - US$0.001 par value (Note 4):
authorized 100,000,000 shares; 9,072,688
(2005: 8,500,000) shares issued and outstanding	9,073	8,500
Accumulated deficit during the development stage	(33,806)	(4,018)
Accumulated other comprehensive income	44	-

Total stockholder’s (deficit)/equity	(24,689)	4,482

Total liabilities and stockholder’s (deficit) / equity	94,807	7,695

See accompanying notes to financial statements.

 -- 17 --

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED NOVEMBER 30, 2006

FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2005

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2006

			From
			August 10,
		For the	2005 (Date of
	Cumulative	year ended	inception) to
	total since	November 30,	November 30,
	inception	2006	2005
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	539	-	539
General and administrative expenses	33,289	29,809	3,480

Loss from operations	(33,828)	(29,809)	(4,019)
Interest income	22	21	1

Loss before income taxes	(33,806)	(29,788)	(4,018)
Income taxes (Note 2)	-	-	-

Net loss	(33,806)	(29,788)	(4,018)

Net loss per share:
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)

Weighted average number of shares:
Basic and diluted	8,426,080	8,752,511	7,371,681

See accompanying notes to financial statements.

 -- 18 --

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S (DEFICIT)/EQUITY

FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2006

			Accumulated
			deficit	Accumulated
	Common stock		during the	other
	No. of		development	comprehensive
	shares	Amount	stage	income	Total
		US$	US$	US$	US$
Issuance of common stock
on August 25, 2005 (Note 4)	8,500,000	8,500	-	-	8,500

Net loss from August 10, 2005
(date of inception) to
November 30, 2005	-	-	(4,018)	-	(4,018)

Balance, November 30, 2005	8,500,000	8,500	(4,018)	-	4,482

Issuance of common stock
on June 22, 2006 (Note 4)	566,888	567	-	-	567

Issuance of common stock
on October 5, 2006 (Note 4)	5,800	6	-	-	6

Net loss for the year ended
November 30, 2006	-	-	(29,788)	-	(29,788)
Foreign currency translation	-	-	-	44	44

Comprehensive (loss)					(29,744)

Balance, November 30, 2006	9,072,688	9,073	(33,806)	44	(24,689)

See accompanying notes to financial statements.

 -- 19 --

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2006

FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2005

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2006

			From
			August 10,
		For the	2005 (Date of
	Cumulative	year ended	inception) to
	total since	November 30,	November 30,
	inception	2006	2005
	US$	US$	US$
Cash flows from operating activities:
Net loss	(33,806)	(29,788)	(4,018)
Change in liabilities:
Accrued audit fee	3,215	2	3,213

Net cash used in operating activities	(30,591)	(29,786)	(805)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,073	573	8,500
Cash received for the application
of allotment of common stock (note 7)	99,901	99,901	-
Advance from a stockholder	16,380	16,380	-

Net cash provided by financing activities	125,354	116,854	8,500

Effect of rate changes on cash	44	44	-

Net change in cash and cash equivalents	94,807	87,112	7,695

Cash and cash equivalents, beginning of period	-	7,695	-

Cash and cash equivalents, end of period	94,807	94,807	7,695

Cash paid for:
Income taxes paid	-	-	-
Interest paid	-	-	-

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

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of November 30, 2006, the Company had cash and cash equivalents of US$94,807 , working capital (deficit) and stockholder’s (deficit) of US$24,689 and accumulated (deficit) during the development stage of US$33,806 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated other comprehensive income - foreign currency translation adjustments”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income.

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.77 for the year ended November 30, 2006 and US$1.00 = HK$7.78 from inception on August 10, 2005 to November 30, 2005.  There is a comprehensive income of US$44 due to the effect of rate changes during the reporting period.

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

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair values of financial instruments

Financial instruments include cash and cash equivalents, temporary receipt, accrued audit fee and current due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values.  Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows: -

		From
		August 10,
	For the year	2005 (date of
	ended	inception) to
	November 30,	November 30,
	2006	2005
	US$	US$

Loss before income taxes	(29,788)	(4,018)

Expected benefit at statutory rate of 34%	(10,128)	(1,366)
Valuation allowance	10,128	1,366

	-	-

Recognized deferred income tax asset is as follows :-

	As of November 30,
	2006	2005
	US$	US$

Operating losses available for future periods	11,494	1,366
Valuation allowance	(11,494)	(1,366)

	-	-

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

On June 22, 2006 and October 5, 2006, 566,888 shares and 5,800 shares of common stock of $0.001 par value totaling US$567 and US$5.8 were issued to 13 investors for cash.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of November 30, 2006.

7.

TEMPORARY RECEIPT

Temporary receipt represents cash received for the application of allotment of 100,000 common stock of $0.001 par value which were subsequently allotted on December 2, 2006.

8.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$16,380 to the Company financing its working capital for the year ended November 30, 2006.  The advance is interest-free, unsecured and repayable on demand.

The company maintained a mailing address and its employees were stationed at the office of the director for rent-free during the period from inception on August 10, 2005 to November 30, 2006.

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

Name	Age	Position	Position held since

Wilson Kin Cheung	33	President, Director, Secretary	August 2005 (Secretary since January 2007)
Karen Ka Wen Mo		Director	October 2006
Aliana Chiu (1)	26	(Former) Secretary	October 2006

(1)

Ms. Chiu resigned as Secretary on January 18, 2007.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 26, 2007, the ownership of each executive officer and director of Super Luck, of all executive officers and directors of the Super Luck as a group, and of each person known by Super Luck to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrant or other right to acquire additional securities of Super Luck except as may be otherwise noted.

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

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed and billable by PKF Certified Public Accountants, Super Luck’s independent auditors, for the audit of Super Luck’s annual consolidated financial statements and reviews of quarterly financial statements for the year ended November 30, 2006 were $6,568 and $3,213 during the period ended November 30, 2005.

Tax Fees

The aggregate fees billed and billable by PKF Certified Public Accountants, Super Luck’s principal accountants for tax compliance, advice, and planning were $0 and $0 for the years ended November 30, 2006 and 2005, respectively.

 -- 30 --

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LUCK, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: March 2, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: March 2, 2007

 -- 31 --