Form 10QSB
period 2007-02-28
Super Luck, Inc.
filed 2007-04-20
CIK 1352482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

FEBRUARY 28, 2007

Commission File Number 000-51817

SUPER LUCK INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	33-1123472 I.R.S. Employer Identification No.

Rm 1901-2, Lucky Building

39 Wellington Street, Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of February 28, 2007, there were 9,272,688 shares of voting common stock, $.001 par value, of Super Luck, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x

Table of Contents

PART I

2

ITEM 1. FINANCIAL STATEMENTS

2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

10

ITEM 3. CONTROLS AND PROCEDURES

14

PART II

14

ITEM 1. LEGAL PROCEEDINGS

14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

ITEM 5. OTHER INFORMATION

15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

15

SIGNATURES

16

PART I.

Item 1. Financial Statements

SUPER LUCK INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007

Index to condensed financial statements

Page

Condensed balance sheets

3

Condensed statements of operations

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 9

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF FEBRUARY 28, 2007 AND NOVEMBER 30, 2006

	As of February 28, 2007	As of November 30, 2006
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	100,729	94,807

Total assets	100,729	94,807

LIABILITIES AND STOCKHOLDER’S EQUITY / (DEFICIT)

Current liabilities
Temporary receipt	-	99,901
Accrued audit fee	7,587	3,215
Amount due to a stockholder (Note 7)	36,217	16,380

Total liabilities	43,804	119,496

Stockholder’s equity/(deficit)
Common stock - US$0.001 par value (Note 4) :
authorized 100,000,000 shares; 9,272,688
(2006 : 9,072,688) shares issued and outstanding	9,273	9,073
Additional paid in capital	99,800	-
Accumulated deficit during the development stage	(51,773)	(33,806)
Accumulated other comprehensive (loss)/income	(375)	44

Total stockholder’s equity/(deficit)	56,925	(24,689)

Total liabilities and stockholder’s equity/(deficit)	100,729	94,807

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 28, 2007

	For the three months ended February 28, 2007	For the three months ended February 28, 2006	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	-	-	539
General and administrative expenses	17,977	416	51,266

Loss from operations	(17,977)	(416)	(51,805)
Interest income	10	3	32

Loss before income taxes	(17,967)	(413)	(51,773)
Income taxes (Note 2)	-	-	-

Net loss	(17,967)	(413)	(51,773)

Net loss per share :
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)

Weighted average number of shares :
Basic and diluted	9,186,021	8,500,000	8,546,494

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 28, 2007

	For the three months ended February 28, 2007	For the three months ended February 28, 2006	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(17,967)	(413)	(51,773)
Change in liabilities :
Accrued audit fee	4,372	(3,213)	7,587

Net cash used in operating activities	(13,595)	(3,626)	(44,186)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	8,500	9,073
Cash received for the application of
allotment of common stock	-	-	99,901
Advance from a stockholder	19,837	-	36,217

Net cash provided by financing activities	19,837	8,500	145,191

Effect of rate changes on cash	(320)	-	(276)

Net change in cash and cash equivalents	5,922	4,874	100,729

Cash and cash equivalents, beginning of period	94,807	-	-

Cash and cash equivalents, end of period	100,729	4,874	100,729

Supplemental disclosures for cash flow
Information :
Non-cash financing activity :
Transferal of temporary receipt for the
Cash received for the application
of allotment of 200,000 shares
of common stock upon its issuance	99,901	-	-

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate information

Super Luck, Inc. (the “Company”) was incorporated in the State of Delaware on August 10, 2005 for the purpose of exploring business opportunities including reselling software products.

The Company is a development stage company and has not yet generated any revenue during the reporting periods.  Mr. Wilson Cheung, the President and Director of Super Luck, has been locating Potential Clients for the Company during the reporting periods.  He spends approximately 25% of his time on the Company.

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of February 28, 2007, the Company had accumulated deficit during the development stage of US$51,773 and has no operations since its incorporation.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  At February 28, 2007, cash and cash equivalents consist of bank balance of US$100,229 and cash in hand of US$500, both of which are denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 (UNAUDITED)

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated other comprehensive (loss)/ income - foreign currency translation adjustments”.

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.81 for the three months ended February 28, 2007 and US$1.00 = HK$7.78 from inception on August 10, 2005 to November 30, 2006.  There is a comprehensive loss of US$419 due to the effect of rate changes for the three months ended February 28, 2007.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 (UNAUDITED)

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows: -

	For the three months ended February 28, 2007	For the three months ended February 28, 2006	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(17,967)	(413)	(51,773)

Expected benefit at statutory rate of 34%	(6,109)	(140)	(17,603)
Valuation allowance	6,109	140	17,603

	-	-	-

Recognized deferred income tax asset is as follows: -

	As of February 28, 2007	As of November 30, 2006
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	17,603	11,494
Valuation allowance	(17,603)	(11,494)

	-	-

As at February 28, 2007, the Company has incurred operating losses of US$51,773 which, if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 (UNAUDITED)

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

On January 9, 2007, 200,000 shares of common stock of US$0.001 par value, were issued to 43 investors at US$0.5 per share.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of February 28, 2007.

7.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$16,380 and US$19,837 to the Company financing its working capital from the inception on August 10, 2005 to November 30, 2006 and for the three months ended February 28, 2007 respectively.  The advance is interest-free, unsecured and repayable on demand.

The company maintained a mailing address and its employees were stationed at the office of the director for rent-free during the period from inception on August 10, 2005 to February 28, 2007.

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

Liquidity and Capital Resources

As of February 28, 2007, the Company remains in the development stage. For the period ended February 28, 2007, the Company's balance sheet reflects current and total assets of US$100,729 in the form of cash and cash equivalents, working capital and stockholder’s equity of US$56,925 and an accumulated (deficit) during the development stage of US$51,773.

The Company has sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. It filed a registration statement with the Securities and Exchange Commission for the sale of common shares. The registration statement was declared effective by the Securities and Exchange Commission on October 10, 2006.  The offer was fully subscribed, and the Company received an aggregate amount of $100,000 from the offering before expenses. Although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, the Company has been relying on loans from the major stockholder, Mr. Wilson Cheung, to pay daily operating expenses until additional funds were located. Mr. Cheung has no contractual obligation to provide these funds.  This arrangement will not change until the Company is able to consummate a business transaction.

Plan of Operations in the next 12 months

The Company recorded a net loss of US$17,967 for the three month period ended February 28, 2007, compared to a net loss of US$51,773 from August 10, 2005 (Date of inception) to November 30, 2005.  This loss was due to costs for filing the Registration Statement without receiving any revenue.

As the Company has minimal cash and has not yet earned revenue from any business operations, we raised additional capital through the sale of 200,000 shares common stock in January. Through the sale of 200,000 shares of common stock at a price of US$0.5 per share, the Company raised an aggregate of approximately US$100,000 for operating expenses and business expansion.

The Company will allocate 30% of the proceeds to cover the expenses incurred in the offering.  Management plans to increase the profile of the Company and introduce the Software to our target clients by organizing marketing and promotional activities in 2007. We plan to allocate 40% of the proceeds to marketing and promotional activities. Human capital is also vital to the Company because we will rely on the professional skills of our salespersons to resell the Software to our prospective clients. This is especially crucial to our business because these employees will generate revenues for the Company by selling the Software to brokerage firms and financial services companies. Therefore, we plan to allocate 10% of the proceeds to working capital. The remaining 5% and 15% of the proceeds will be used for future capital expenditures and administrative expenses.

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

Management originally planned to organize six seminars/luncheons in 2006. However, we did not raise enough capital through the sale of common stock to fund these seminars in 2006 or early 2007, so management decided to postpone these seminars to the third quarter of 2007. The seminars/luncheons will be substituted by in-house information sessions in which we will introduce the Software to interested potential clients with the assistance of Ariel’s technical experts. We plan to use the conference room of the President’s office in which we pay no rent, and we expect to have 7-10 participants in each information session. Management believes that this can minimize our marketing expenses, and we expect to spend less than $500 in organizing these functions.

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

Description of Securities

The Company's authorized capital is 100,000,000 shares of common stock with US$0.001 par value. As of February 28, 2007, there were 9,272,688 common voting shares issued and outstanding.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of February 28, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended February 28, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SUPER LUCK, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: April 20, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: April 20, 2007