Form 10QSB/A
period 2007-02-28
Super Luck, Inc.
filed 2007-05-10
CIK 1352482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes /x/  No / /

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

15

SIGNATURES

16

Explanatory Note:

We are filing this Form 10-QSB/A for the period ended February 28, 2007, to reflect changes in our Financial Statements.

Any items included in the original report on Form 10-QSB for the period ended February 28, 2007, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 28, 2007

	For the three months ended February 28, 2007	For the three months ended February 28, 2006	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities:
Net loss	(17,967)	(413)	(51,773)
Change in liabilities:
Accrued audit fee	4,372	(3,213)	7,587

Net cash used in operating activities	(13,595)	(3,626)	(44,186)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	8,500	9,073
Cash received for the application of
allotment of common stock	-	-	100,000
Advance from a stockholder	19,837	-	36,217

Net cash provided by financing activities	19,837	8,500	145,290

Effect of rate changes on cash	(320)	-	(375)

Net change in cash and cash equivalents	5,922	4,874	100,729

Cash and cash equivalents, beginning of period	94,807	-	-

Cash and cash equivalents, end of period	100,729	4,874	100,729

Supplemental disclosures for cash flow
information:
Non-cash financing activity:
Transferal of temporary receipt for the
Cash received for the application
of allotment of 200,000 shares
of common stock upon its issuance	100,000	-	-

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

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

Recognized deferred income tax asset is as follows:-

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

The company maintained an mailing address and its employees were stationed at the office of the director for rent-free during the period from inception on August 10, 2005 to February 28, 2007.

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

Our proposed business plan is to introduce the Software to potential corporate clients which will enable them to offer the services provided by the Software to their own clients. For the introduction of each new Potential Client, Super Luck is entitled to receive 20% of the amount of the initial set up fee agreed to in writing by the Potential Client which is above the Base Cost of $10,000.  We are also entitled to receive 20% of a service charge imposed by Ariel per round turn conducted by the Potential Client on the Software. A “round turn” means two transactions including the buying and selling of 100,000 units per trade. Ariel will determine the rate of this service charge.  The aforementioned introduction fees are broadly referred to as the “Fees.”  Super Luck is only entitled to compensation if a Potential Client introduced to Ariel by Super Luck signs an agreement with Ariel.  Super Luck has not yet introduced any Potential Clients to Ariel.

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

Liquidity and Capital Resources

As of February 28, 2007, the Company remains in the development stage. For the period ended February 28, 2007, the Company's balance sheet reflects current and total assets of $100,729 in the form of cash and cash equivalents, working capital and stockholder’s equity of $56,925 and an accumulated (deficit) during the development stage of $51,773.

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

Plan of Operations in the next 12 months

The Company recorded a net loss of $17,967 for the three month period ended February 28, 2007, compared to a net loss of $33,806 from August 10, 2005 (Date of inception) to November 30, 2006.  This loss was due to costs for filing the Registration Statement without receiving any revenue.

As the Company has minimal cash and has not yet earned revenue from any business operations, we raised additional capital through the sale of 200,000 shares common stock in January. Through the sale of 200,000 shares of common stock at a price of US$0.5 per share, the Company raised an aggregate of $100,000 for operating expenses and business expansion.

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

The estimated costs to organize one seminar and one luncheon are approximately $4,000, including the costs for booking a venue, inviting speakers and other necessary expenses. Management originally planned to organize six seminars/luncheons in 2006. However, we did not raise enough capital through the sale of common stock to fund these seminars in 2006 or early 2007, so management decided to postpone these seminars to the third quarter of 2007. The seminars/luncheons will be substituted by in-house information sessions in which we will introduce the Software to interested potential clients with the assistance of Ariel’s technical experts. We plan to use the conference room of the President’s office in which we pay no rent, and we expect to have 7-10 participants in each information session. Management believes that this can minimize our marketing expenses, and we expect to spend less than $500 in organizing these functions.

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

10.1.1

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

SUPER LUCK, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: May 10, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: May 10, 2007