Form 10QSB
period 2007-05-31
Super Luck, Inc.
filed 2007-07-18
CIK 1352482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED

MAY 31, 2007

Commission File Number 000-51817

SUPER LUCK INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	33-1123472 I.R.S. Employer Identification No.

Rm 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong
(Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of May 31 2007, there were 9,272,688 shares of voting common stock, $.001 par value, of Super Luck, Inc. issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes /x/  No / /

Transitional Small Business Disclosure Format (check one): Yes / / No /x

Table of Contents

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

CONDENSED BALANCE SHEETS

4

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

5

CONDENSED STATEMENTS OF CASH FLOWS

6

NOTES TO CONDENSED FINANCIAL STATEMENTS

7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 3. CONTROLS AND PROCEDURES

16

PART II

17

ITEM 1. LEGAL PROCEEDINGS

17

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

17

ITEM 5. OTHER INFORMATION

17

ITEM 6. EXHIBITS

17

SIGNATURES

19

PART I

Item 1. Financial Statements

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2007

Index to condensed financial statements

Page

Condensed balance sheets

4

Condensed statements of operations and comprehensive income

5

Condensed statements of cash flows

6

Notes to condensed financial statements

7 - 11

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF MAY 31, 2007 AND NOVEMBER 30, 2006

	As of May 31, 2007	As of November 30, 2006
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	94,977	94,807

Total assets	94,977	94,807

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

Current liabilities
Temporary receipt	-	99,901
Accrued audit fee	3,316	3,215
Amount due to a stockholder (Note 9)	38,865	16,380

Total liabilities	42,181	119,496

Stockholders’ equity/(deficit)
Common stock - US$0.001 par value (Note 6):
authorized 100,000,000 shares; 9,272,688
(2006: 9,072,688) shares issued and outstanding	9,273	9,073
Additional paid in capital	99,800	-
Accumulated deficit during the development stage	(55,873)	(33,806)
Accumulated other comprehensive (loss)/income	(404)	44

Total stockholders’ equity (deficit)	52,796	(24,689)

Total liabilities and stockholders’ equity (deficit)	94,977	94,807

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2007 AND 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2007

	Three months ended May 31 (Unaudited)		Six months ended May 31 (Unaudited)		Cumulative total since inception
	2007	2006	2007	2006	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
Formation expenses	-	-	-	-	539
General and administrative expenses	4,151	5,822	22,077	6,240	55,366

Loss from operations	(4,151)	(5,822)	(22,077)	(6,240)	(55,905)
Interest income	-	4	10	7	32

Loss before income taxes	(4,151)	(5,818)	(22,067)	(6,233)	(55,873)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(4,151)	(5,818)	(22,067)	(6,233)	(55,873)

Other comprehensive income
Foreign currency translation
Adjustment	(29)	13	(349)	13	(404)

Total comprehensive income	(4,180)	(5,805)	(22,416)	(6,220)	(56,277)

Net loss per share:
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares:
Basic and diluted	9,272,688	8,500,000	9,229,831	8,500,000	8,647,721

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2007 AND 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2007

	Six months ended May 31 (Unaudited)		Cumulative total since inception
	2007	2006	(Unaudited)
	US$	US$	US$
Cash flows from operating activities:
Net loss	(22,067)	(6,233)	(55,873)
Change in liabilities:
Accrued audit fee	101	(1,925)	3,316

Net cash used in operating activities	(21,966)	(8,158)	(52,557)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	9,073
Cash received for the application of
allotment of common stock	-	-	100,000
Advance from a stockholder (note 9)	22,485	10,000	38,865

Net cash provided by financing activities	22,485	10,000	147,938

Effect of rate changes on cash	(349)	13	(404)

Net change in cash and cash equivalents	170	1,855	94,977

Cash and cash equivalents, beginning of period	94,807	7,695	-

Cash and cash equivalents, end of period	94,977	9,550	94,977

Supplemental disclosures for cash flow
information:
Non-cash financing activity:
Transferal of temporary receipt for the
cash received for the application
of allotment of 200,000 shares
of common stock upon its issuance	100,000	-	-

Cash paid for:
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2007 (UNAUDITED)

1.

DESCRIPTION OF BUSINESS

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

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended November 30, 2006 which was filed March 2, 2007.

In the opinion of the management of the Company, the condensed financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2007 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of May 31, 2007, the Company had accumulated deficit during the development stage of US$55,873 and has no operations since its incorporation.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  At May 31, 2007, cash and cash equivalents consist of bank balance of US$94,640 and cash in hand of US$337, both of which are denominated in Hong Kong dollars (“HKD”).

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2007 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.82 for the three months ended May 31, 2007 and US$1.00 = HK$7.81 as at May 31, 2007.

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2007 (UNAUDITED)

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:

	Three months ended May 31 (Unaudited)		Six months ended May 31 (Unaudited)		Cumulative total since inception
	2007	2006	2007	2006	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(4,151)	(5,818)	(22,067)	(6,233)	(55,873)

Expected benefit at statutory
rate of 34%	(1,411)	(1,978)	(7,503)	(2,119)	(18,997)
Valuation allowance	1,411	1,978	7,503	2,119	18,997

	-	-	-	-	-

Recognized deferred income tax asset is as follows:

	As of May 31, 2007	As of November 30, 2006
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	18,997	11,494
Valuation allowance	(18,997)	(11,494)

	-	-

As at May 31, 2007, the Company has incurred operating losses of US $55,873, which if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2007 (UNAUDITED)

5.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

6.

COMMON STOCK

The Company was incorporated on August 10, 2005 with authorized capital of 100,000,000 shares of common stock of US$0.001 par value.  On August 25, 2005, 8,500,000 shares of common stock of US$0.001 par value totaling US$8,500 were issued for cash.

On June 22, 2006 and October 5, 2006, 566,888 shares and 5,800 shares of common stock of US$0.001 par value totaling US$567 and US$6 were issued to 13 investors for cash.

On January 9, 2007, 200,000 shares of common stock of US$0.001 par value were issued to 43 investors at US$0.5 per share.

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of May 31, 2007.

9.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$16,380 and US$22,485 to the Company financing its working capital from the inception on August 10, 2005 to November 30, 2006 and for the six months ended May 31, 2007 respectively.  The advance is interest-free, unsecured and repayable on demand.

The company maintained an mailing address and its employees were stationed at the office of the director for rent-free during the period from inception on August 10, 2005 to May 31, 2007.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in this report, includes forward-looking statements that include risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. This Form also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the operation and growth of our business and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in this registration, as we are a development stage company with no operations to date. Our ability to generate revenue is subject to substantial risks.

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

Liquidity and Capital Resources

As of May 31, 2007, the Company remains in the development stage. For the period ended May 31, 2007, the Company's balance sheet reflects current and total assets of $94,977 in the form of cash and cash equivalents, working capital and stockholder’s equity of $52,796 and an accumulated (deficit) during the development stage of $55,873.

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

Plan of Operations in the next 12 months

The Company recorded a net loss of $4,151 for the three month period ended May 31, 2007, compared to a net loss of $33,806 from August 10, 2005 (Date of inception) to November 30, 2006.  This loss was due to operating costs without receiving any revenue.

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

The estimated costs to organize one seminar and one luncheon are approximately $4,000, including the costs for booking a venue, inviting speakers and other necessary expenses. Management originally planned to organize six seminars/luncheons in 2006. However, we did not raise enough capital through the sale of common stock to fund these seminars in 2006 or early 2007, so management decided to postpone these seminars to the third or fourth quarter of 2007. The seminars/luncheons will be substituted by in-house information sessions in which we will introduce the Software to interested potential clients with the assistance of Ariel’s technical experts. We plan to use the conference room of the President’s office in which we pay no rent, and we expect to have 7-10 participants in each information session. Management believes that this can minimize our marketing expenses, and we expect to spend less than $500 in organizing these functions.

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

Description of Property

Office Facilities

We have no real property and currently operate from limited office space provided by Easterly Financial Investment Limited (“Easterly”), for which we pay no rent. Easterly is located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong. We have no plans to obtain additional office space for the next twelve months until our business is more developed.

Description of Securities

The Company's authorized capital is 100,000,000 shares of common stock with $0.001 par value. As of May 31, 2007, there were 9,272,688 common voting shares issued and outstanding.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of May 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended May 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SUPER LUCK, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: July 18, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: July 18, 2007