Form 10QSB
period 2007-08-31
Super Luck, Inc.
filed 2007-10-15
CIK 1352482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

AUGUST 31, 2007

Commission File Number 000-51817

SUPER LUCK INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	33-1123472 I.R.S. Employer Identification No.

Rm 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong
(Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of October 12, 2007, there were 9,272,688 shares of voting common stock, $.001 par value, of Super Luck, Inc. issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange act) Yes [ X ] No [  ]

Transitional Small Business Disclosure Format (check one): Yes / / No /x

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 3. CONTROLS AND PROCEDURES

17

PART II – OTHER INFORMATION

18

ITEM 1. LEGAL PROCEEDINGS

18

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

ITEM 5. OTHER INFORMATION

18

ITEM 6. EXHIBITS

18

SIGNATURES

20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Condensed Financial Statements

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 11

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2007 AND NOVEMBER 30, 2006

	As of August 31, 2007	As of November 30, 2006
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	93,713	94,807

Total assets	93,713	94,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Temporary receipt	-	99,901
Accrued audit fee	1,538	3,215
Amount due to a stockholder (Note 9)	40,103	16,380

Total liabilities	41,641	119,496

Stockholders’ equity (deficit)
Common stock - US$0.001 par value (Note 6):
authorized 100,000,000 shares; 9,272,688
(2006: 9,072,688) shares issued and outstanding	9,273	9,073
Additional paid in capital	99,800	-
Accumulated deficit during the development stage	(56,657)	(33,806)
Accumulated other comprehensive (loss) income	(344)	44

Total stockholders’ equity (deficit)	52,072	(24,689)

Total liabilities and stockholders’ equity (deficit)	93,713	94,807

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2007 AND 2006

AND FROM INCEPTION (AUGUST 10, 2005) THROUGH AUGUST 31, 2007

	Three months ended August 31 (Unaudited)		Nine months ended August 31 (Unaudited)		Cumulative total since inception
	2007	2006	2007	2006	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
Formation expenses	-	-	-	-	539
General and administrative expenses	784	8,092	22,861	14,332	56,150

Loss from operations	(784)	(8,092)	(22,861)	(14,332)	(56,689)
Interest income	-	4	10	11	32

Loss before income taxes	(784)	(8,088)	(22,851)	(14,321)	(56,657)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(784)	(8,088)	(22,851)	(14,321)	(56,657)

Other comprehensive (loss) income
Foreign currency translation
adjustment	(39)	7	(388)	20	(344)

Total comprehensive loss	(823)	(8,081)	(23,239)	(14,301)	(57,001)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares:
Basic and diluted	9,272,688	8,937,489	9,244,221	8,646,894	8,724,179

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2007 AND 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH AUGUST 31, 2007

	Nine months ended August 31 (Unaudited)		Cumulative total since inception
	2007	2006	(Unaudited)
	US$	US$	US$
Cash flows from operating activities:
Net loss	(22,851)	(14,321)	(56,657)
Change in liabilities:
Accrued audit fee	(1,677)	(1,926)	1,538

Net cash (used in) operating activities	(24,528)	(16,247)	(55,119)

Cash flows from financing activities:
Proceeds from issuance of common stock	99	567	109,073
Advance from a stockholder (note 9)	23,723	11,410	40,103

Net cash provided by financing activities	23,822	11,977	149,176

Effect of exchange rate changes on cash	(388)	20	(344)

Net (decrease) increase in cash and cash equivalents	(1,094)	(4,250)	93,713

Cash and cash equivalents, beginning of period	94,807	7,695	-

Cash and cash equivalents, end of period	93,713	3,445	93,713

Supplemental disclosure of cash flow
information:
Non-cash financing activity:
Transfer of temporary receipt for the
cash received for the application
of allotment of 200,000 shares
of common stock upon its issuance	99,901	-	-

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

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

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended November 30, 2006 which was filed March 2, 2007.

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of August 31, 2007, the Company had accumulated deficit during the development stage of US$56,657 and has no operations since its incorporation.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the major stockholder and seeking for profitable business opportunities.  However, the Company has no assurance with respect to these plans.  The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  At August 31, 2007, cash and cash equivalents consist of bank balance of US$306 and cash on hand of US$93,407, both of which are denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive (loss) income - foreign currency translation adjustments”.

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.82 and US$1.00 = HK$7.81, respectively, for the three and nine months ended August 31, 2007 and US$1.00 = HK$7.80 as at August 31, 2007.

Use of estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these condensed financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation requires that the entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company had no adjustment as a result of FIN 48.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The Company is in the process of evaluating this standard and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows: -

	Three months ended August 31 (Unaudited)		Nine months ended August 31 (Unaudited)		Cumulative total since inception
	2007	2006	2007	2006	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(784)	(8,088)	(22,851)	(14,321)	(56,657)

Expected benefit at statutory
rate of 34%	(266)	(2,750)	(7,769)	(4,869)	(19,263)
Valuation allowance	266	2,750	7,769	4,869	19,263

	-	-	-	-	-

Recognized deferred income tax asset is as follows :-

	As of August 31, 2007	As of November 30, 2006
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	19,263	11,494
Valuation allowance	(19,263)	(11,494)

	-	-

As at August 31, 2007, the Company has incurred operating losses of US$56,657 which, if not utilized, will expire during 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2007 (UNAUDITED)

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

On January 9, 2007, 200,000 shares of common stock of US$0.001 par value, were issued to 43 investors at US$0.50 per share.

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of August 31, 2007.

9.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$16,380 and US$23,723 to the Company financing its working capital from the inception on August 10, 2005 to November 30, 2006 and for the nine months ended August 31, 2007 respectively.  The advance is interest-free, unsecured and repayable on demand.

The company maintained an mailing address and its employees were stationed at the office of the director for rent-free during the period from inception on August 10, 2005 to August 31, 2007.

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

Liquidity and Capital Resources

As of August 31, 2007, the Company remains in the development stage. For the period ended August 31, 2007, the Company's balance sheet reflects current and total assets of $93,713 in the form of cash and cash equivalents, working capital and stockholders’ equity of $52,072 and an accumulated (deficit) during the development stage of $(56,657).

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation requires that the entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company had no adjustment as a result of FIN 48.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The Company is in the process of evaluating this standard and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

Plan of Operations in the next 12 months

The Company recorded a net loss of $784 and $22,851 for the three and nine months period ended August 31, 2007, compared to a net loss of $33,806 from August 10, 2005 (Date of inception) to November 30, 2006.  This loss was due to costs for filing the Registration Statement without receiving any revenue.

As the Company has minimal cash and has not yet earned revenue from any business operations, we raised additional capital through the sale of 200,000 shares common stock in January 2007. Through the sale of 200,000 shares of common stock at a price of US$0.50 per share, the Company raised an aggregate of $100,000 for operating expenses and business expansion.

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

The estimated costs to organize one seminar and one luncheon are approximately $4,000, including the costs for booking a venue, inviting speakers and other necessary expenses. Management originally planned to organize six seminars/luncheons in 2006. However, we did not raise enough capital through the sale of common stock to fund these seminars in 2006 or early 2007, so management decided to postpone these seminars to the fourth quarter of 2007. The seminars/luncheons will be substituted by in-house information sessions in which we will introduce the Software to interested potential clients with the assistance of Ariel’s technical experts. We plan to use the conference room of the President’s office in which we pay no rent, and we expect to have 7-10 participants in each information session. Management believes that this can minimize our marketing expenses, and we expect to spend less than $500 in organizing these functions.

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

Description of Securities

The Company's authorized capital is 100,000,000 shares of common stock with $0.001 par value. As of August 31, 2007, there were 9,272,688 common voting shares issued and outstanding.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of August 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended August 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company does not know of any material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB12G filed with the Securities and Exchange Commission on February 22, 2006).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB12G filed with the Securities and Exchange Commission on February 22, 2006).

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

SUPER LUCK, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: October 15, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: October 15, 2007