Form 10KSB
period 2007-11-30
Super Luck, Inc.
filed 2008-03-13
CIK 1352482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2007

☐TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number 000-51817

SUPER LUCK, INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	33-1123472 I.R.S. Employer Identification No.

Room 2213-14, 22/F, Jardine House,

1 Connaught Place, Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  //

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/ No //

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. //

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes // No /x/

The Registrant’s revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

As of February 28, 2008, there were 9,272,688 shares of the issuer's Common Stock issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):    Yes // No /x/

Table of Contents

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS

4

ITEM 2. DESCRIPTION OF PROPERTY

11

ITEM 3. LEGAL PROCEEDINGS

11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART II

11

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

11

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

28

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

28

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

29

ITEM 13. EXHIBITS

29

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

30

SIGNATURES

31

PART I

Item 1. Description of Business

THE BUSINESS

About Super Luck

Super Luck, Inc. (“we”, “us”, “our”, “Super Luck”) was incorporated under the laws of the State of Delaware on August 10, 2005. We are a development stage company, and our business is to market, sell and support financial software products. We plan to become an introducer or agent of financial software products developed by international software developers around the globe. We are currently an introducer of a financial software product (as described below), and we may or may not become the introducer or agent of other financial software products. Our executive office is located at Room 2213-14, 22/F, Jardine House, 1 Connaught Place, Central, Hong Kong.

The authorized capital of Super Luck consists of 100,000,000 shares of $0.001 par value common stock. On August 25, 2005, Super Luck issued 8,500,000 shares of common stock to Mr. Wilson Kin Cheung at $0.001 per share for a total of $8,500. On June 22, 2006 and October 5, 2006, the Company issued 566,888 and 5,800 shares to 13 investors at the price of $0.001 per share, respectively. On February 1, 2007, the Company issued 200,000 shares to 43 investors at $0.5 per share for a total of $100,000.

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

The Financial Software Industry in Hong Kong and China

The financial sector in Hong Kong fared well in the third quarter of 2005, benefiting from the progressive pick-up in economic activities. Due to the fact that Hong Kong is one of the international financial centers in the Asia Pacific Region and the economy continues to improve, we believe that the financial software industry in Hong Kong will continue to grow.

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

FX Trading Platform – Plus

Ariel developed the FX System in 1999. The FX System enables banks, brokers and trading houses to benefit from the rapidly evolving financial markets. It also provides cost effective trading solutions to financial services companies and brokerage firms who do not have large budgets available. It has three interfaces: the Client, Dealer and Administration interfaces that link all market participants such as clients, dealers, brokers, salespeople (in-house and external) with price feeds, news, charting and other service providers.

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

Current Operations

Super Luck is a development stage company and Mr. Wilson Cheung, the President and Director of Super Luck, has been locating Potential Clients for the Company. We have been organizing in-house information sessions to introduce the Software to Potential Clients. The first information session was held at the conference room of the President’s office, in which we pay no rent, in December 2006. We plan to organize 3 more in-house information sessions in 2008 to arouse the awareness of the Software. Mr. Cheung will follow up on Potential Clients who showed their initial interests on the Software.

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

Super Luck believes in the importance of after sales services and full technical and customer service support for retaining valuable clients. Super Luck plans to hire additional employees to create a customer service team to provide better and more personalized service to customers in 2008. Super Luck does not currently offer these services.  Ariel will provide training sessions to Super Luck to help them become familiar with the usage and benefits of the Software. It will also provide all necessary sales materials for the Software in soft copy or hard copy to Super Luck. Super Luck is responsible for understanding the requirements of Potential Clients and for introducing and explaining the benefits of using the Software to them. Super Luck will also provide feedback from Potential Clients to Ariel so that Ariel can update the Software from time to time.  Ariel will be responsible for handling all Software changes or problems.

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

In the 12 months following completion of a public offering, we intend to hire three employees. One of them will be responsible for organizing seminar/luncheon/information sessions to promote the software and to handle other administrative work. The remaining two will be professional salespersons who have strong sense in the financial software market. Both of the salespeople will be located in the Hong Kong office.

REPORTS TO SECURITY HOLDERS

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

Item 2. Description of Property

We have no real property and currently operate from limited office space provided by Easterly Financial Investment Limited (“Easterly”), for which we pay no rent. Easterly is located at Room 2213-14, 22/F, Jardine House, 1 Connaught Place, Central, Hong Kong. We have no plans to obtain additional office space at this moment until our business is more developed.

Item 3. Legal Proceedings

Super Luck, Inc. does not know of any material, active or pending legal proceedings against them; nor is Super Luck involved as a plaintiff in any material proceedings or pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended November 30, 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is currently approved for trading on the OTC Bulletin Board under the symbol SULU.  However, there is not now, nor has there ever been, an active trading market for the shares, and there is no assurance that a trading market will develop in the future.

As of February 28, 2008, our outstanding shares were owned by 57 holders of record.

The Company has not previously declared or paid any cash dividends on its common stock, and does not currently contemplate paying dividends during the foreseeable future.

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

Liquidity and Capital Resources

As of November 30, 2007, the Company remains in the development stage. For the year ended November 30, 2007, the Company's balance sheet reflects current and total assets of $92,299 in the form of cash and cash equivalents, working capital and stockholders’ equity of $33,848 and an accumulated deficit during the developmental stage of $74,989.

During the fiscal year ending November 30, 2007, the Company completed an offering of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on Form SB-2.  The Company realized gross proceeds of $100,000 from this offering.  Accordingly, the Company currently has sufficient resources to pay its on-going  expenses related to compliance with its reporting obligations under the Securities Exchange Act of 1934, and limited capital which is available to be used for the purpose of beginning the implementation of plans for marketing of the Software to potential clients.

Plan of Operations in the next 12 months

The Company recorded a net loss of $41,183 for the year ended November 30, 2007, compared to a net loss of $29,788 for the year ended November 30, 2006.

Management plans to increase the profile of the Company and introduce the Software to our target clients by organizing marketing and promotional activities in 2008. Management decided to scale back the marketing activities in 2007 as we had not yet raised enough capital through the sale of common stock to fund these seminars by that time. Management decided to substitute luncheons/conferences for in-house information sessions in order to introduce the Software to interested potential clients with the assistance of Ariel’s technical experts. We plan to use the conference room of the President’s office in which we pay no rent, and we expect to have 7-10 participants in each information session. Management believes that this can minimize our marketing expenses, and we expect to spend less than $500 in organizing these functions.

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

FINANCIAL STATEMENTS

NOVEMBER 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of Super Luck, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Super Luck, Inc. (the “Company”) as of November 30, 2007, and the related statements of loss, stockholders’ equity/(deficit) and cash flows for the years ended November 30, 2007 and 2006 and from inception on August 10, 2005 through November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super Luck, Inc. as of November 30, 2007, and the results of its operations and its cash flows for the years ended November 30, 2007 and 2006 and from inception on August 10, 2005 through November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a development stage company and has an accumulated (deficit) as of November 30, 2007; these factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF

Certified Public Accountants

Hong Kong, China

February 11, 2008

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF NOVEMBER 30, 2007 AND NOVEMBER 30, 2006

	As of November 30, 2007	As of November 30, 2006
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	92,299	94,807

Total assets	92,299	94,807

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current liabilities
Temporary receipt	-	99,901
Accrued expenses	4,662	3,215
Amount due to a stockholder (Note 7)	53,789	16,380

Total liabilities	58,451	119,496

Stockholders’ equity/(deficit)
Common stock - US$0.001 par value (Note 4) :
authorized 100,000,000 shares; 9,272,688
(2006: 9,072,688) shares issued and outstanding	9,273	9,073
Additional paid in capital	99,800	-
Accumulated deficit during the development stage	(74,989)	(33,806)

Accumulated other comprehensive (loss)/income	(236)	44

Total stockholders’ equity/(deficit)	33,848	(24,689)

Total liabilities and stockholders’ equity/(deficit)	92,299	94,807

See accompanying notes to financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF LOSS

FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2007

	Cumulative total since inception	For the year ended November 30, 2007	For the year ended November 30, 2006
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	539	-	-
General and administrative expenses	74,482	41,193	29,809

Loss from operations	(75,021)	(41,193)	(29,809)
Interest income	32	10	21

Loss before income taxes	(74,989)	(41,183)	(29,788)
Income taxes (Note 2)	-	-	-

Net loss	(74,989)	(41,183)	(29,788)

Net loss per share :
Basic and diluted (Note 3)	(0.01)	(0.00)	(0.00)

Weighted average number of shares :
Basic and diluted	8,777,933	9,238,715	8,752,511

See accompanying notes to financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2007

				Accumulated
				deficit	Accumulated
	Common stock		Additional	during the	other
	No. of		paid in	development	comprehensive
	shares	Amount	capital	stage	income/(loss)	Total
		US$	US$	US$	US$	US$
Issuance of common stock
on August 25, 2005 (Note 4)	8,500,000	8,500	-	-	-	8,500

Comprehensive loss :
Net loss from August 10, 2005
(date of inception) to
November 30, 2005	-	-	-	(4,018)	-	(4,018)

Balance, November 30, 2005	8,500,000	8,500	-	(4,018)	-	4,482

Issuance of common stock
on June 22, 2006 (Note 4)	566,888	567	-	-	-	567

Issuance of common stock
on October 5, 2006 (Note 4)	5,800	6	-	-	-	6

Comprehensive loss :
Net loss, for the year ended
November 30, 2006	-	-	-	(29,788)	-	(29,788)
Foreign currency translation	-	-	-	-	44	44

						(29,744)

Balance, November 30, 2006	9,072,688	9,073	-	(33,806)	44	(24,689)

Issuance of common stock
on February 1, 2007 (Note 4)	200,000	200	99,800	-	-	100,000

Comprehensive loss :
Net loss, for the year ended
November 30, 2007	-	-	-	(41,183)	-	(41,183)
Foreign currency translation	-	-	-	-	(280)	(280)

						(41,463)

Balance, November 30, 2007	9,272,688	9,273	99,800	(74,989)	(236)	33,848

See accompanying notes to financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2007

	Cumulative total since inception	For the year ended November 30, 2007	For the year ended November 30, 2006
	US$	US$	US$
Cash flows from operating activities :
Net loss	(74,989)	(41,183)	(29,788)
Change in liabilities :
Accrued audit fee	4,662	1,447	2

Net cash used in operating activities	(70,327)	(39,736)	(29,786)

Cash flows from financing activities :
Proceeds received for the application of allotment and from issuance of common stock	109,073	99	100,474

Advance from a stockholder	53,789	37,409	16,380

Net cash provided by financing activities	162,862	37,508	116,854

Effect of rate changes on cash	(236)	(280)	44

Net change in cash and cash equivalents	92,299	(2,508)	87,112

Cash and cash equivalents, beginning of period	-	94,807	7,695

Cash and cash equivalents, end of period	92,299	92,299	94,807

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2007

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

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business. As of November 30, 2007, the Company had cash and cash equivalents of US$92,299, working capital and stockholders’ equity of US$33,848 and accumulated deficit during the development stage of US$74,989 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from a stockholder and seeking for profitable business opportunities. However, the Company has no assurance with respect to these plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less. At November 30, 2007, cash and cash equivalents consist of bank balance of US$276 and cash in hand of US$92,023.

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk. During the reporting period, the Company has not engaged in any hedging activities.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2007

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency. Assets and liabilities are translated into US$ at the exchange rate in effect at the period end. Income and expenses are translated at average exchange rate prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive (loss)/income - foreign currency translation adjustments”. Gains and losses resulting from foreign currency translation are included in other comprehensive loss.

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.7877 for the year ended November 30, 2007 and US$1.00 = HK$7.77 from the year ended November 30, 2006. There is a comprehensive loss of US$280 due to the effect of rate changes during the reporting period.

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

NOVEMBER 30, 2007

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair values of financial instruments

Financial instruments include cash and cash equivalents, accrued expenses and amount due to a stockholder. Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. The respective carrying values of financial instruments approximate their fair values. Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:

	For the year ended November 30, 2007	For the year ended November 30, 2006
	US$	US$

Loss before income taxes	(41,183)	(29,788)

Expected benefit at statutory rate of 34%	(14,002)	(10,128)
Valuation allowance	14,002	10,128

	-	-

Recognized deferred income tax asset is as follows :-
	As of November 30, 2007	As of November 30, 2006
	US$	US$

Operating losses available for future periods	25,496	11,494
Valuation allowance	(25,496)	(11,494)

	-	-

At November 30, 2007, the Company has incurred operating losses of US$74,989 which, if unutilized, will expire through to 2027. Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2007

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

On June 22, 2006, and October 5, 2006, 566,888 and 5,800 shares of common stock of US$0.001 par value totaling US$567 and US$6 were issued to 13 investors for cash.

On February 1, 2007, 200,000 shares of common stock of US$0.001 par value totaling US$100,000 were issued to 43 investors for cash.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of November 30, 2007.

7.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$53,789 to the Company financing its working capital as of November 30, 2007. The advance is interest-free, unsecured and repayable on demand.

The company maintained a mailing address and its employees were stationed at the office of the director for rent-free during the period from inception on August 10, 2005 to November 30, 2007.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company's fiscal years ended November 30, 2007 and November 30, 2006 and any subsequent interim periods, the Company has had no disagreements with its principal independent accountant.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of November 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the year ended November 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Position	Position Held Since

Wilson Kin Cheung	33	President, Director, Secretary	August 2005 (Secretary since January 2007)
Wilson Kin Cheung	33	President and Director	August 2005
Karen Ka Wen Mo	32	Director	October 2006

We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

Biographical Information

Mr. Wilson Kin Cheung has been the President and Director of Super Luck since August 2005 to the present. His responsibilities include general management and financial management. Mr. Cheung also holds the positions of Secretary, Treasurer and Chief Financial Officer.  Mr. Cheung has more than ten years working experience in the investment banking and corporate finance areas in Hong Kong markets.  Mr. Cheung is also the Director and President of Market Data Consultants, Inc., a Delaware corporation in the development stage that provides consultancy services and resells market data management systems, and China Multimedia, Inc., a Nevada corporation in the development stage that provides web design solutions and other services.  He is also a managing director of Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region. Prior to joining Super Luck, Mr. Cheung was with First Asia Finance Group Limited from December 2001 to July 2005. Mr. Cheung worked as an Executive with Oriental Patron Asia Limited, an investment bank specializing in corporate finance, from September 1999 to September 2000; as an Assistant Manager with Kingsway Capital Limited, an investment bank specializing in corporate finance from October 2000 to May 2001; and as a Manager with Core Pacific - Yamaichi International (H.K.) Limited in Hong Kong from June 2001 to November 2001, engaging in the provision of corporate finance, financial advisory, and securities placement and underwriting services . Mr. Cheung holds a Bachelor of Business degree from Melbourne, Australia.

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

Directorships

Wilson Kin Cheung and Karen Ka Wen Mo are directors of Market Data Consultants, Inc.  Wilson Kin Cheung is also a director of China Multimedia, Inc.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2008, the ownership of each executive officer and director of Super Luck, of all executive officers and directors of the Super Luck as a group, and of each person known by Super Luck to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrant or other right to acquire additional securities of Super Luck except as may be otherwise noted.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class

Common	Wilson Kin Cheung (1)	5,550,000	59.85%

Common	Wai Wai Cheung (2)	500,000	5.39%
Common	Karen Ka Wen Mo (1) (3)	0	0.00%
0.
Common	All Officers and Directors as a Group (2 in number)	5,550,000	59.85%

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

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed and billable by PKF Certified Public Accountants, Super Luck’s independent auditors, for the audit of Super Luck’s annual financial statements and reviews of quarterly financial statements for the years ended November 30, 2007 and 2006 were $7,244 and $5,449 respectively.

Tax Fees

The aggregate fees billed and billable by PKF Certified Public Accountants, Super Luck’s principal accountants for tax compliance, advice, and planning, were $0 and $0 for the years ended November 30, 2007 and 2006, respectively.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LUCK, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: March 13, 2008

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: March 13, 2008