Form 10QSB
period 2008-02-29
Super Luck, Inc.
filed 2008-04-14
CIK 1352482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

FEBRUARY 29, 2008

Commission File Number 000-51817

SUPER LUCK INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	33-1123472 I.R.S. Employer Identification No.

Room 2213-14, 22nd Floor, Jardine House

1 Connaught Place, Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of April 3, 2008, there were 9,272,688 shares of voting common stock, $.001 par value, of Super Luck, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x

Table of Contents

PART I

2

ITEM 1. FINANCIAL STATEMENTS

2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

11

ITEM 3. CONTROLS AND PROCEDURES

15

PART II

17

ITEM 1. LEGAL PROCEEDINGS

17

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

17

ITEM 5. OTHER INFORMATION

17

ITEM 6. EXHIBITS

17

SIGNATURES

19

PART I

Item 1. Financial Statements

SUPER LUCK INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008

Index to condensed financial statements

Page

Condensed balance sheets

3

Condensed statements of loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 10

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF FEBRUARY 29, 2008 AND NOVEMBER 30, 2007

	As of February 29, 2008	As of November 30, 2007
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	36,530	92,299

Total assets	36,530	92,299

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued audit fee	11,034	4,662
Amount due to a stockholder (Note 9)	-	53,789

Total liabilities	11,034	58,451

Stockholders’ equity
Common stock - US$0.001 par value (Note 6) :
authorized 100,000,000 shares; 9,272,688
shares issued and outstanding	9,273	9,273
Additional paid in capital	99,800	99,800
Accumulated deficit during the development stage	(83,337)	(74,989)
Accumulated other comprehensive loss	(240)	(236)

Total stockholders’ equity	25,496	33,848

Total liabilities and stockholders’ equity	36,530	92,299

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 29, 2008

	For the three months ended February 29, 2008	For the three months ended February 28, 2007	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	-	-	539
General and administrative expenses	8,348	17,977	82,830

Loss from operations	(8,348)	(17,977)	(83,369)
Interest income	-	10	32

Loss before income taxes	(8,348)	(17,967)	(83,337)
Income taxes (Note 4)	-	-	-

Net loss	(8,348)	(17,967)	(83,337)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.01)

Weighted average number of shares :
Basic and diluted	9,272,688	9,134,910	8,826,137

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 29, 2008

	For the three months ended February 29, 2008	For the three months ended February 28, 2007	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(8,348)	(17,967)	(83,337)
Change in liabilities :
Accrued audit fee	6,372	4,372	11,034

Net cash used in operating activities	(1,976)	(13,595)	(72,303)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	-	109,073
Advance from a stockholder	1,929	19,837	55,718
Repayment to a stockholder	(55,718)	-	(55,718)

Net cash (used in)/provided by financing
activities	(53,789)	19,837	109,073

Effect of rate changes on cash	(4)	(320)	(240)

Net change in cash and cash equivalents	(55,769)	5,922	36,530

Cash and cash equivalents, beginning of period	92,299	94,807	-

Cash and cash equivalents, end of period	36,530	100,729	36,530

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 (UNAUDITED)

1.

DESCRIPTION OF BUSINESS

Super Luck, Inc. (the “Company”) was incorporated in the State of Delaware on August 10, 2005, for the purpose of exploring business opportunities including reselling software products.

The Company is a development stage company and has not yet generated any revenue during the reporting periods.  Mr. Wilson Cheung, the President and Director of Super Luck, has been locating Potential Clients for the Company during the reporting periods.  He spends approximately 25% of his time on the Company.

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007 which was filed March 13, 2008.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of February 29, 2008, the Company had accumulated deficit during the development stage of US$83,337 and has no operations since its incorporation.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  At February 29, 2008, cash and cash equivalents consist of bank balance of US$213 and cash in hand of US$36,317, both of which are denominated in Hong Kong dollars (“HKD”).

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

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.7844 for the three months ended February 29, 2008, and US$1.00 = HK$7.7947 for the three months ended February 28, 2007.  There is a comprehensive loss of US$240 due to the effect of rate changes during the reporting period.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The Company is in the process of evaluating this standard and therefore have not yet determined the impact that SFAS 159 will have on its financial statements upon adoption.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 (UNAUDITED)

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

	For the three months ended February 29, 2008	For the three months ended February 28, 2007	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(8,348)	(17,967)	(83,337)

Expected benefit at statutory rate of 34%	(2,838)	(6,109)	(28,334)
Valuation allowance	2,838	6,109	(28,334)

	-	-	-

Recognized deferred income tax asset is as follows:-

	As of February 29, 2008	As of November 30, 2007
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	28,334	25,496
Valuation allowance	(28,334)	(25,496)

	-	-

As at February 29, 2008, the Company has incurred operating losses of US$83,337 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 (UNAUDITED)

5.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

6.

COMMON STOCK

The Company was incorporated on August 10, 2005, with authorized capital of 100,000,000 shares of common stock of US$0.001 par value.  On August 25, 2005, 8,500,000 shares of common stock of US$0.001 par value totaling US$8,500 were issued for cash.

On June 22, 2006, and October 5, 2006, 566,888 shares and 5,800 shares of common stock of US$0.001 par value totaling US$567 and US$6 were issued to 13 investors for cash.

On February 1, 2007, 200,000 shares of common stock of US$0.001 par value totaling US$100,000 were issued to 43 investors for cash.

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of February 29, 2008.

9.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$1,929 and received repayment of US$55,718 during the three months ended February 29, 2008 (2007: advanced US$19,837).  The advance is interest-free, unsecured and repayable on demand.

The Company maintained a mailing address and its employees were stationed at the office of the director for rent-free during the period from inception on August 10, 2005, to February 29, 2008.

The Company appointed an employee of a related company, which is controlled by the Company’s director, as the Secretary of the Company for free effective from February 18, 2008.

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

Overview

Super Luck, Inc. (“we”, “our”, “us”, the “Company” or “Superluck”) a Delaware corporation is a development stage company, and our business is to market, sell and support financial software products. We plan to become an introducer or agent of financial software products developed by international software developers around the globe. We are currently an introducer of one financial software product (as defined below), and we intend to eventually expand our operations to other financial software products. Activities to date have consisted solely of the raising of initial capital, developing a general business plan and signing an agreement with a business partner.

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

Liquidity and Capital Resources

As of February 29, 2008, the Company remains in the development stage. For the period ended February 29, 2008, the Company's balance sheet reflects current and total assets of $36,530 in the form of cash and cash equivalents, working capital and stockholder’s equity of $25,496 and an accumulated (deficit) during the development stage of $83,337.

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

Plan of Operations in the next 12 months

The Company recorded a net loss of $8,348 for the three month period ended February 29, 2008, compared to a net loss of $74,989 from August 10, 2005, (Date of inception) to November 30, 2007.  This loss was due to costs for filing the Registration Statement without receiving any revenue.

As the Company has minimal cash and has not yet earned revenue from any business operations, we raised additional capital through the sale of 200,000 shares common stock in January 2007. Through the sale of 200,000 shares of common stock at a price of US$0.5 per share, the Company raised an aggregate of $100,000 for operating expenses and business expansion.

The Company has allocated 60% of the proceeds to cover the expenses incurred in the offering and repaying advances made by the major stockholder. Management plans to increase the profile of the Company and introduce the Software to our target clients by organizing marketing and promotional activities in 2008. We plan to allocate 10% of the proceeds to marketing and promotional activities. Human capital is also vital to the Company because we will rely on the professional skills of our salespersons to resell the Software to our prospective clients. This is especially crucial to our business because these employees will generate revenues for the Company by selling the Software to brokerage firms and financial services companies. We have allocated 10% of the proceeds to working capital. The remaining 5% and 15% of the proceeds are used for future capital expenditures and administrative expenses.

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

The estimated costs to organize one seminar and one luncheon are approximately $4,000, including the costs for booking a venue, inviting speakers and other necessary expenses. Management originally planned to organize six seminars/luncheons in 2007. However, we did not raise enough capital through the sale of common stock to fund these seminars in 2007 or early 2008, so management decided to postpone these seminars to the third quarter of 2008. The seminars/luncheons will be substituted by in-house information sessions in which we will introduce the Software to interested potential clients with the assistance of Ariel’s technical experts. We plan to use the conference room of the President’s office in which we pay no rent, and we expect to have 7-10 participants in each information session. Management believes that this can minimize our marketing expenses, and we expect to spend less than $500 in organizing these functions.

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

The funds allocated to working capital are intended to be used for hiring two employees in the coming 12 months. One of them will be professional salesperson, and one will be responsible for organizing marketing activities and handling administrative duties. All the staff will be located in the Hong Kong office.

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

Description of Securities

The Company's authorized capital is 100,000,000 shares of common stock with $0.001 par value. As of February 29, 2008, there were 9,272,688 common voting shares issued and outstanding.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principle accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the quarter review. All of the financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, at any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended February 29, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SUPER LUCK, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: April 14, 2008

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: April 14, 2008