Form 10QSB
period 2008-05-31
Super Luck, Inc.
filed 2008-07-15
CIK 1352482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

MAY 31, 2008

Commission File Number 000-51817

SUPER LUCK INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	33-1123472 I.R.S. Employer Identification No.

Room 2213-14, 22nd Floor, Jardine House

1 Connaught Place, Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of July 7, 2008, there were 9,272,688 shares of voting common stock, $.001 par value, of Super Luck, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART I

Item 1. Financial Statements

SUPER LUCK INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008

Index to condensed financial statements

Page

Condensed balance sheets

3

Condensed statements of loss and comprehensive loss

4

Condensed statements of cash flows

5

Notes to the condensed financial statements

6 - 10

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF MAY 31, 2008 AND NOVEMBER 30, 2007

	As of May 31, 2008	As of November 30, 2007
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	182	92,299

Total assets	182	92,299

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accrued audit fee	5,108	4,662
Amount due to a stockholder (Note 9)	3,689	53,789

Total liabilities	8,797	58,451

Stockholders’ (deficit) equity
Common stock - US$0.001 par value (Note 6) :
authorized 100,000,000 shares; 9,272,688
shares issued and outstanding	9,273	9,273
Additional paid in capital	99,800	99,800
Accumulated deficit during the development stage	(117,426)	(74,989)
Accumulated other comprehensive loss	(262)	(236)

Total stockholders’ (deficit) equity	(8,615)	33,848

Total liabilities and stockholders’ (deficit) equity	182	92,299

See accompanying notes to the condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2008

	Three months ended May 31, (Unaudited)		Six months ended May 31, (Unaudited)		Cumulative total since inception
	2008	2007	2008	2007	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
Formation expenses	-	-	-	-	539
General and administrative expenses	34,089	4,151	42,437	22,077	116,919

Loss from operations	(34,089)	(4,151)	(42,437)	(22,077)	(117,458)
Interest income	-	-	-	10	32

Loss before income taxes	(34,089)	(4,151)	(42,437)	(22,067)	(117,426)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(34,089)	(4,151)	(42,437)	(22,067)	(117,426)

Other comprehensive loss
Foreign currency translation
adjustment	(22)	(29)	(26)	(349)	(262)

Total comprehensive loss	(34,111)	(4,180)	(42,463)	(22,416)	(117,688)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of shares :
Basic and diluted	9,272,688	9,272,688	9,272,688	9,229,831	8,866,179

See accompanying notes to the condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2008

	Six months ended May 31,		Cumulative total since inception
	2008	2007	(Unaudited)
	(unaudited)	(unaudited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(42,437)	(22,067)	(117,426)
Change in liabilities :
Accrued audit fee	446	101	5,108

Net cash used in operating activities	(41,991)	(21,966)	(112,318)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	-	109,073
Advance from a stockholder	5,618	22,485	59,407
Repayment to a stockholder	(55,718)	-	(55,718)

Net cash (used in)/provided by financing
activities	(50,100)	22,485	112,762

Effect of rate changes on cash	(26)	(349)	(262)

Net change in cash and cash equivalents	(92,117)	170	182

Cash and cash equivalents, beginning of period	92,299	94,807	-

Cash and cash equivalents, end of period	182	94,977	182

Supplemental disclosures for cash flow
Information :
Non-cash financing activity :
Transferal of temporary receipt for the
cash received for the application
transferal of allotment of 200,000 shares
of common stock upon its issuance	-	100,000	100,000

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to the condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 (UNAUDITED)

1.

DESCRIPTION OF BUSINESS

Super Luck, Inc. (the “Company”) was incorporated in the State of Delaware on August 10, 2005, for the purpose of exploring business opportunities including reselling software products.

The Company is a development stage company and has not yet generated any revenue during the reporting period.  Mr. Wilson Cheung, the President and Director of the Company, has been locating potential clients for the Company during the reporting periods.  He spends approximately 20% of his time on the Company.

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with U.S. accounting principles generally accepted have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007 which was filed on March 13, 2008.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of May 31, 2008, the Company had accumulated deficit during the development stage of US$117,426 and has no operations since its incorporation.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  At May 31, 2008, cash and cash equivalents consist of bank balance of US$182, which is denominated in Hong Kong dollars (“HKD”).

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ (deficit) equity as “Accumulated other comprehensive loss - foreign currency translation adjustments”.

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.7948 and US$1.00 = HK$7.7959 for the three and six months ended May 31, 2008. There is a comprehensive loss of US$26 due to the effect of rate changes during the reporting period.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 (UNAUDITED)

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

Fair values of financial instruments

Financial instruments include cash and cash equivalents, accrued audit fee and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values.  Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

Recently issued accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161 “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adoption SFAS 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of adoption SFAS 162 on its financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 (UNAUDITED)

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

	Three months ended May 31		Six months ended May 31		Cumulative total since inception
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$		US$

Loss before income taxes	(34,089)	(4,151)	(42,437)	(22,067)	(117,426)

Expected benefit at statutory
rate of 34%	(8,190)	(1,411)	(14,429)	(7,503)	(39,925)
Valuation allowance	8,190	1,411	14,429	7,503	39,925

	-	-	-	-	-

Recognized deferred income tax asset is as follows:-

	As of May 31, 2008	As of November 30, 2007
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	39,925	25,496
Valuation allowance	(39,925)	(25,496)

	-	-

As at May 31, 2008, the Company has incurred operating losses of US$117,426 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 (UNAUDITED)

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

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of May 31, 2008.

9.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$5,618 and received repayment of US$55,718 during the six months ended May 31, 2008.  The advance is interest-free, unsecured and repayable on demand.

The Company maintained a mailing address and its employees were stationed at the office of the director for rent-free during the period from inception on August 10, 2005 to May 31, 2008.

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

Management's Discussion and Analysis or Plan of Operation

Overview

Super Luck, Inc. (“we”, “us”, “our”, “Super Luck”, or the “Company”) was incorporated under the laws of the State of Delaware on August 10, 2005. We are a development stage company, and our business is to market, sell and support financial software products. We plan to become an introducer or agent of financial software products developed by international software developers around the globe. We are currently an introducer of one financial software product (as defined below), and we intend to eventually expand our operations to other financial software products. Activities to date have consisted solely of the raising of initial capital, developing a general business plan and signing an agreement with a business partner.

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

The Company has minimal cash and has not yet earned revenue from any business operations.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has not generated revenues, the Company operates with minimal overhead.  As the Company has minimal cash and has not yet earned revenue from any business operations, the Company filed a registration statement with the Securities and Exchange Commission for the sale of common shares. The registration statement was declared effective by the Securities and Exchange Commission on October 10, 2006.  The offer was fully subscribed, and the Company received an aggregate amount of $100,000 from the offering before expenses, for operating expenses and business expansion. The Company allocated 45% of the proceeds to cover the expenses incurred in the offering and utilized the other 55% of the proceeds to repay our stockholder for his advance on our business operations; the Company has no additional capital remaining from the offering.

Plan of Operations in the next 12 months

During the next twelve months, the Company expects to continue its efforts to become an introducer or agent of financial software products developed by international software developers around the globe. The Company intends to continue its efforts to organize various marketing activities such as seminars and business luncheons throughout the year. Different speakers with various backgrounds will give a speeches on topics related to the Forex trading market in Hong Kong and Greater China. In the latter part of the activities, we will introduce the Software to the participants. Through these activities, we can introduce our products and services to potential clients and increase our company profile.

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

Management plans to temporarily advance capital to maintain normal operations. Management has agreed to provide temporary financing to the Company, but is not contractually obligated to do so. If we fail to raise additional funding, we may have to delay, scale back or discontinue some or all of our operations. The Company does not maintain an office and its employees will continuously be stationed at the office of the President, for which the Company pays no rent. Therefore, it is expected that the Company will not purchase any property in the coming 12 months.

Liquidity and Capital Resources

As of May 31, 2008, the Company remains in the development stage. For the period ended May 31, 2008, the Company's balance sheet reflects current and total assets of $182 in the form of cash and cash equivalents, working capital and stockholders’ deficit of $8,615 and an accumulated deficit during the development stage of $117,426. The Company recorded a net loss of $34,089 and $42,437 for the three and six months ended May 31, 2008, compared to a net loss of $74,989 from August 10, 2005 (Date of inception) to November 30, 2007.  This loss was due to costs for filing the Registration Statement and other financial reports without receiving any revenue.

Although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, the Company has been relying on loans from the major stockholder, Mr. Wilson Cheung, to pay daily operating expenses until additional funds were located. Mr. Cheung has no contractual obligation to provide these funds.  This arrangement will not change until the Company is able to consummate a business transaction.  We note that our independent auditor’s report on the Company for the fiscal year ended November 30, 2007, contained  a reservation as to whether the Company would be able to continue as a going concern if it is unable to generate revenue in the future.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Our management, including our principal executive officer and principle accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the quarter review. All of the financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LUCK, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: July 15, 2008

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: July 15, 2008