Form 10QSB
period 2008-08-31
Super Luck, Inc.
filed 2008-10-15
CIK 1352482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

AUGUST 31, 2008

Commission File Number 000-51817

SUPER LUCK, INC.
(Name of small business issuer in its charter)

Delaware (State or jurisdiction of incorporation or organization)	33-1123472 I.R.S. Employer Identification No.

Rm 2213-14, 22nd Floor,

Jardine House, 1 Connaught Place,

Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of October 15, 2008, there were 9,272,688 shares of voting common stock, $.001 par value, of Super Luck, Inc. issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange act) Yes [ X ] No [  ]

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Condensed Financial Statements

Page

Condensed balance sheets

2

Condensed statements of operations and comprehensive loss

3

Condensed statements of cash flows

4

Notes to condensed financial statements

5 - 8

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2008 AND NOVEMBER 30, 2007

	As of August 31, 2008	As of November 30, 2007
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	144	92,299

Total assets	144	92,299

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accrued audit fee	3,259	4,662
Amount due to a stockholder (Note 9)	10,262	53,789

Total liabilities	13,521	58,451

Stockholders’ (deficit) equity
Common stock - US$0.001 par value (Note 6) :
authorized 100,000,000 shares; 9,272,688
(2007 : 9,272,688) shares issued and outstanding	9,273	9,273
Additional paid in capital	99,800	99,800
Accumulated deficit during the development stage	(122,177)	(74,989)
Accumulated other comprehensive loss	(273)	(236)

Total stockholders’ (deficit) equity	(13,377)	33,848

Total liabilities and stockholders’ (deficit) equity	144	92,299

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH AUGUST 31, 2008

	Three months ended August 31,		Nine months ended August 31,		Cumulative total since
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	inception
	2008	2007	2008	2007	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
Formation expenses	-	-	-	-	539
General and administrative expenses	4,751	784	47,188	22,861	121,670

Loss from operations	(4,751)	(784)	(47,188)	(22,861)	(122,209)
Interest income	-	-	-	10	32

Loss before income taxes	(4,751)	(784)	(47,188)	(22,851)	(122,177)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(4,751)	(784)	(47,188)	(22,851)	(122,177)

Other comprehensive loss
Foreign currency translation
Adjustments	(11)	(39)	(37)	(388)	(273)

Total comprehensive loss	(4,762)	(823)	(47,225)	(23,239)	(122,450)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.01)	(0.00)	(0.01)

Weighted average number of shares :
Basic and diluted	9,272,688	9,272,688	9,272,688	9,244,221	8,903,745

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH AUGUST 31, 2008

	Nine months ended August 31,		Cumulative total since
	(Unaudited)	(Unaudited)	inception
	2008	2007	(Unaudited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(47,188)	(22,851)	(122,177)
Change in liabilities :
Accrued audit fee	(1,403)	(1,677)	3,259

Net cash used in operating activities	(48,591)	(24,528)	(118,918)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	99	109,073
(Repayment of advances) advances from
a stockholder	(43,527)	23,723	10,262

Net cash (used in) provided by financing activities	(43,527)	23,822	119,335

Effect of exchange rate changes on cash and
cash equivalents	(37)	(388)	(273)

Net (decrease) increase in cash and cash equivalents	(92,155)	(1,094)	144

Cash and cash equivalents, beginning of period	92,299	94,807	-

Cash and cash equivalents, end of period	144	93,713	144

Supplemental disclosure of cash flow information :

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

Non-cash financing activity :
Transfer of temporary receipt for the cash received in
respect of the application of allotment of 200,000
shares of common stock upon its issuance	-	99,901	-

See accompanying notes to condensed financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2008 (UNAUDITED)

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

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007 which was filed to the SEC on March 13, 2008.

In the opinion of the management of the Company, the unaudited condensed financial statements for the interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of the said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of August 31, 2008, the Company had accumulated deficit during the development stage of US$122,177 and has no operations since its inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of August 31, 2008, cash and cash equivalents consisted of bank balance of US$144, which was denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which is the financial instrument that is potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

Income taxes

The Company accounts for income tax in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

Foreign currency translation

The Company keeps cash and cash equivalents and incurred expenses in HKD during the reporting period and thus HKD is considered to be the functional currency.  Transactions denominated in currencies other than HKD are translated into HKD at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into HKD at the rates of exchange prevailing at the balance sheet date.  Exchange gains and losses are included in the determination of net loss.

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive loss”.

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1 = HKD7.81 and US$1 = HKD7.80, respectively, for the three and nine months ended August 31, 2008 and US$1 = HKD7.81 as of August 31, 2008.

Use of estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

Fair values of financial instruments

The Company’s financial instruments include cash equivalents, accrued audit fee and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of the financial instruments approximate their fair values since the financial instruments are short-term in nature or they are receivable or payable on demand.

Recently issued accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS 162 on its financial statements.

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

	Three months ended August 31,		Nine months ended August 31,		Cumulative total since
	2008	2007	2008	2007	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(4,751)	(784)	(47,188)	(22,851)	(122,177)

Expected benefit at
statutory rate of 34%	(1,615)	(266)	(16,044)	(7,769)	(41,540)
Valuation allowance	1,615	266	16,044	7,769	41,540

	-	-	-	-	-

The components of recognized deferred tax asset is as follows :-

	As of August 31, 2008	As of November 30, 2007
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	41,540	25,496
Valuation allowance	(41,540)	(25,496)

	-	-

As of August 31, 2008, the Company had incurred operating losses of US$122,177 which, if not utilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

5.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

6.

COMMON STOCK

The Company was incorporated on August 10, 2005 with an authorized capital of 100,000,000 shares of common stock of US$0.001 par value.  On August 25, 2005, 8,500,000 shares of common stock of US$0.001 par value totaling US$8,500 were issued for cash.

On June 22, 2006 and October 5, 2006, 566,888 shares and 5,800 shares of common stock of US$0.001 par value totaling US$567 and US$6 respectively were issued to 13 investors for cash.

On January 9, 2007, 200,000 shares of common stock of US$0.001 par value were issued to 43 investors at US$0.50 per share.

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its inception.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of August 31, 2008.

9.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the Director, advanced US$10,262 to the Company to finance its working capital as of August 31, 2008.  The advance is interest-free, unsecured and repayable on demand.

The company maintained a mailing address and its employees were stationed at the office of the Director for rent-free during the period from its inception on August 10, 2005 to August 31, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDES FORWARD-LOOKING STATEMENTS THAT INCLUDE RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THIS FORM ALSO CONTAINS FORWARD-LOOKING STATEMENTS ATTRIBUTED TO CERTAIN THIRD PARTIES RELATING TO THEIR ESTIMATES REGARDING THE OPERATION AND GROWTH OF OUR BUSINESS AND SPENDING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE HEREOF. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-QSB AS WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATIONS TO DATE. OUR ABILITY TO GENERATE REVENUE IS SUBJECT TO SUBSTANTIAL RISKS.

Management's Discussion and Analysis or Plan of Operation

Overview

Super Luck, Inc. (“we”, “us”, “our”, “Super Luck” or the “Company”) was incorporated under the laws of the State of Delaware on August 10, 2005. We are a development stage company, and our business is to market, sell and support financial software products. We plan to become an introducer or agent of financial software products developed by international software developers around the globe. We are currently an introducer of one financial software product (as defined below), and we intend to eventually expand our operations to other financial software products. Activities to date have consisted solely of the raising of initial capital, developing a general business plan and signing an agreement with a business partner.

On December 6, 2005, we signed an agreement with Ariel Communications Limited (“Ariel” or the “Vendor”), a United Kingdom corporation, pursuant which we became a reseller of computer software named FX Trading Platform (the “Software”); a copy of the agreement was filed as Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (“SEC”) on May 11, 2006, and is hereby incorporated by reference. The Software enables brokerage firms to conduct Foreign Exchange trading for their end clients, and targets small and medium sized brokerage firms who do not have the financial ability and technological know-how to develop their own in-house software to trade in Foreign Exchange real time. Super Luck has a right to introduce

Ariel and the Software to potential clients (“Potential Clients”).  Super Luck has not yet introduced either Ariel or the Software to any Potential Clients.

The Company has minimal cash and has not yet earned revenue from any business operations.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. As the Company has been a development stage company since inception and has not generated any revenue, the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's management, or in the form of equity investment by outside investors, or some combination of each.

Plan of Operations in the next 12 months

During the next twelve months, the Company anticipates that it will continue its efforts to become an introducer or agent of financial software products developed by international software developers around the globe.  Additionally, because the Company still remains in the development stage and has not yet earned any revenue from business operations, the Company anticipates that it may also evaluate and consider potential business combinations with other companies with operating businesses.

As the Company still remains in the development stage and has not yet earned any revenue from business operations, the management plans to temporarily advance capital to maintain normal operations. Management has agreed to provide temporary financing to the Company, but is not contractually obligated to do so. If we fail to raise additional funding, we may have to delay, scale back or discontinue some or all of our operations.

Liquidity and Capital Resources

As of August 31, 2008, the Company remained in the development stage and the Company's balance sheet reflected current and total assets of $144 in the form of cash and cash equivalents, total liabilities of $13,521, a stockholders’ deficit of $13,377 and an accumulated deficit during the development stage of $122,177. The Company recorded a net loss of $4,751 and $47,188 for the three and nine months ended August 31, 2008 respectively, and a net loss of $122,177 from August 10, 2005 (Date of inception) to August 31, 2008.  These losses were due to costs for filing of a Registration Statement with the SEC on Form SB-2 and other financial reports without receiving any revenue.

Although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, the Company has been relying on loans from its majority stockholder, Mr. Wilson Cheung, to pay daily operating expenses until additional funds are located. Mr. Cheung has no contractual obligation to provide these funds.  We note that our independent auditor’s report on the Company for the fiscal year ended November 30, 2007, contained a reservation as to whether the Company would be able to continue as a going concern if it is unable to generate revenue in the future.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our principal financial officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the quarter review. All of the financial reporting is carried out by our principal financial officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, at any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our principal financial officer.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended August 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company does not know of any material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LUCK, INC.

By: /s/ Wilson Cheung

Wilson Cheung, Principal Executive Officer and Principal Financial Officer

Date: October 15, 2008

By: /s/ Wilson Cheung

Wilson Cheung, Director

Date: October 15, 2008