Form 10-K
period 2008-11-30
Super Luck, Inc.
filed 2009-02-27
CIK 1352482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SUPER LUCK, INC.

(Name of small business in its charter)

Delaware	000-51817	33-1123472
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

11/F, Tower A, Soho New Town No. 88 Jianguo Road, Chaoyang District, Beijing, China 100022
(Address of principal executive offices)
Registrant’s telephone number, including area code: 8610-85801939

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

[  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of November 30, 2008, the Company had 30,908,960 shares issued and outstanding.

PART I

ITEM 1. BUSINESS

Background

As reported on a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 23, 2008, on October 20, 2008 Super Luck, Inc. (the “Registrant” or the “Company”), a Delaware corporation, completed a share exchange transaction with Galaxies River Limited (“Galaxies”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholder of Galaxies (the “Shareholder”).  Upon completion of the share exchange transaction, Galaxies and its wholly-owned subsidiary, Beijing ShijiJiayu Technology Limited (“BSTL”), a company incorporated under the laws of People’s Republic of China (“PRC”) became wholly-owned subsidiaries of the Registrant (the “Share Exchange”).  Following completion of the share exchange transaction, the Registrant now carries on the business of Galaxies’ subsidiary, BSTL as its sole line of business.

As more fully described below, BSTL is engaged in holding the intellectual property rights, production rights, and sales rights of the First Chinese Medicine Acquired Immunodeficiency Syndrome (“AIDS”) Capsules (hereinafter referred to as the “AIDS Medication Capsule”) developed by Century Health Medical Limited (“CHML”), a Chinese company located at 11/F, Tower A, Soho New Town No. 88 Jianguo Road Chaoyang District, Beijing, China 100022. CHML engages in the research and development of the AIDS Medication Capsule, as well as related medicines and pharmaceutical products in China.

Current Corporate and Business Structure

Super Luck, Inc. was incorporated under the laws of the State of Delaware on August 10, 2005. Prior to the completion of the Share Exchange with Galaxies discussed above, the Registrant was in the early stages of business operations and had not yet earned any revenue from its business operations.

Galaxies was incorporated on April 23, 2008 under the laws of the British Virgin Islands as a holding company, for the purposes of owning 100% of the capital stock of BSTL.

BSTL was incorporated on September 12, 2008 under the laws of PRC for the purpose of holding the intellectual property rights, production rights and the sales rights of the AIDS Medication Capsule developed by CHML.

BSTL’s business model is oriented towards collecting revenue generated from the sales of the AIDS Medication Capsule.  BSTL’s business operations are structured around a series of contractual agreements, pursuant to which, BSTL is entitled to receive a substantial portion of the revenue that BSTL anticipates will be generated by sales of the AIDS Medication Capsule by certain distributors.  BSTL’s business plan and the contractual agreements discussed herein relate only to the PRC.  The contractual arrangements are as follows:

IP Transfer Agreement

BSTL owns the intellectual property rights, production rights, and the sales rights to the AIDS Medication Capsule pursuant to an IP Transfer Agreement (the “IP Transfer Agreement”) dated September 16, 2008, by and between CHML and BSTL.  Pursuant to the terms of the IP Transfer Agreement, on September 16, 2008, CHML transferred 100% of its ownership rights in the intellectual property, production rights, and sales rights related to the AIDS Medication Capsule to BSTL.  BSTL was not required to provide any services or pay any fees to CHML for the transfer of the intellectual property rights, production rights, and sales rights.  The IP Transfer Agreement, which is for an indefinite period, may be terminated by either party with fifteen (15) days prior written notice if the other party commits a material breach of the IP Transfer Agreement.

The foregoing description of the IP Transfer Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the IP Transfer Agreement, which was filed as Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on October 23, 2008, and is hereby incorporated by reference.

Sales and Production Authorization Agreement

On September 17, 2008, BSTL and CHML entered into a Sales and Production Authorization Agreement (the “Sales and Production Authorization Agreement”), pursuant to which BSTL transferred both the production and sales rights of the AIDS Medication Capsule back to CHML.  Pursuant to the terms of the Sales and Production Authorization Agreement, BSTL transferred 100% of the production rights and 100% of the sales rights of the AIDS Medication Capsule to CHML.  CHML was not required to provide any services or pay any fees to BSTL for the transfer of the production and sales and rights; however, once CHML begins selling the AIDS Medication Capsule, CHML is required to pay BSTL 70% of the sales revenue that CHML generates through its sales of the AIDS Medication Capsule. Under the Sales and Production Authorization Agreement, CHML is solely responsible for the production costs associated with the sales of the AIDS Medication Capsule.  The Sales and Production Authorization Agreement may be terminated by either party with fifteen (15) days prior written notice if the other party commits a material breach of the Sales Transfer Agreement.

The foregoing description of the Sales and Production Authorization Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Sales and Production Authorization Agreement, which was filed as Exhibit 10.3 to the Form 8-K filed by the Company with the SEC on October 23, 2008, and is hereby incorporated by reference.

Production and Distribution Agreements

As discussed below, the AIDS Medication Capsule is currently undergoing clinical trials in an effort to receive the requisite governmental approval for nationwide production and distribution.  Once BSTL receives the necessary governmental approval for nationwide production and distribution, it is anticipated that CHML, pursuant to its rights under the Sales and Production Authorization Agreement, will enter into contracts with both manufacturers and wholesale distributors for the large scale production and distribution of the AIDS Medication Capsule throughout the PRC.

The chart below depicts the current and anticipated corporate and business structure of the Registrant.  The Registrant owns 100% of the capital stock of Galaxies River Limited and has no other direct subsidiaries.  Galaxies owns 100% of the capital stock of BSTL and has no other direct subsidiaries. BSTL has no subsidiaries:

Super Luck, Inc.
(A Delaware corporation)
100% owned
Galaxies River Limited
(A British Virgin Islands Corporation)
Outside China
100% owned
Inside China
Beijing ShijiJiayu Technology Limited
(A PRC Incorporated Company)
IP Transfer Agreement
Sale Authorization Agreement
Century Health Medical Limited
(A PRC Inc. Company)
To Be Completed Upon Receipt of Drug Registration License for AIDS Medication Capsule
Production Agreement
Distribution Agreement
Production Company
Distribution Company

Business Overview

Products

Pursuant to the terms of the IP Transfer Agreement, BSTL owns the intellectual property rights, production rights, and the sales rights of the AIDS Medication Capsule developed by CHML.  Under the Sales and Production Authorization Agreement, BSTL has transferred its production and sales rights to the AIDS Medication Capsule to CHML.  Below is a brief description of the AIDS Medication Capsule:

The AIDS Medication Capsule

The AIDS Medication Capsule is an herbal medical treatment used to combat and treat AIDS in various stages of the disease. The AIDS Medication Capsule gradually strengthens and stabilizes the physical body through its immunity functions, while also easing the side effects of western antibiotic medicines and providing patients with pain relief, as well as helping the body fight off occasional infections. The AIDS Medication Capsule works by blocking the virus from entering the body’s normal cells and other target spots, and thereby reducing the AIDS virus’ carrying capacity while increasing and enhancing the body’s immunity to the disease.  The AIDS Medication Capsule has undergone clinical trials and received authorization for production and distribution in the Henan Province of the PRC, and will be undergoing clinical trials in Beijing to receive authorization for nationwide production and distribution.  The following discussion addresses the clinical trials of the AIDS Medication Capsule:

Henan Province

Prior to the entry into the IP Transfer Agreement, CHML initially began the testing of the AIDS Medication Capsule within the Henan Province in the PRC.  As a result of the testing, the AIDS Medication Capsule was awarded approvals and permits as required by the Henan Drugs Surveillance Administrative Bureau for the production and sales of the AID Medication Capsule exclusively within the Henan Province; all of these rights were subsequently transferred to BSTL pursuant to the IP Transfer Agreement.

To obtain the requisite approval from the Henan Drugs Surveillance Administrative Bureau, the AIDS Medication Capsule was tested for a duration of one year on more than a thousand patients who have been diagnosed with AIDS in the cities of Xincai and Shangqiu within the Henan Province.  Through its clinical trials in the Henan Province, the AIDS Medication Capsule has demonstrated its effectiveness in the treatment of AIDS through suppressing the Human Immunodeficiency Virus (“HIV”) and in enhancing the immune system of the human body.  Through its testing, the AIDS Medication Capsule was not found to have any toxic side effects. The Company is not currently selling the AIDS Medication Capsule in the Henan Province as it is now focused on undergoing clinical trials in Beijing in an effort to receive the necessary approval for nationwide production and distribution of the AIDS Medication Capsule.

Nationwide

On July 29, 2008, the AIDS Medication Capsule was granted the regulatory approval from the Ministry of Health of the PRC to undergo clinical trials in Beijing in an effort to obtain a Drug Registration License from the Chinese Safe Food and Drug Administration (“CSFDA”).  The Drug Registration License will provide BSTL with the authority to manufacture and distribute the AIDS Medication Capsule nationwide throughout the PRC. The receipt of the Drug Registration License from the CSFDA will expand BSTL’s rights to produce and distribute the AIDS Medication Capsule from exclusively with the Henan Province to all of the PRC.

Clinical trials consist of three phases. Under the Administrative Measures on the Registration of Pharmaceutical Products promulgated by the CSFDA, the three phases of clinical trials are as follows: 1) Phase I – Evaluation of Safety; 2) Phase II – Evaluation of Safety, Dosing and Efficacy; and 3) Phase III – Larger Scale Evaluation of Safety and Efficacy. Once a product has made it through Phase III of clinical trials, a company may apply for a Drug Registration License to produce the product.  During this phase of product development, the Provincial Administration of Food and Drug and the Chinese State Food and Drug Administration will, in addition to monitoring the results of the clinical trials, conduct evaluations relating to the production methods and processes that are and will be utilized in the manufacture of the product.  If the relevant authorities are satisfied with the results of the clinical trials, the CSFDA will issue a Drug Registration License to a company which is valid for a period of 5 years; the Drug Registration License provides a company with the authority to manufacture and distribute the product nationwide in China.

It is anticipated that the clinical testing for the AIDS Medication Capsule will be conducted at the Beijing YouAn Hospital, Capital Medical University. The target of the clinical testing will be approximately 150 to 200 AIDS patients who have not yet been treated with any medication.  During the clinical trials, the production of the AIDS Medication Capsule will be conducted by a hospital designated by the Ministry of Health of the PRC.  Once the clinical trials have been completed, if the relevant authorities are satisfied with the results of the clinical trials, the CSFDA will issue a Drug Registration License to BSTL which will be valid for a period of 5 years; the Drug Registration License will provide BSTL with the authority to manufacture and distribute the newly developed AIDS Medication Capsule nationwide in China.

BSTL estimates that the clinical trials will be completed in approximately 6 months.  The costs that the Company will incur relating to the clinical trials of the AIDS Medication Capsule are anticipated to be approximately US$2 million dollars.  The Company anticipates raising the necessary funds for the clinical trials through a private placement offering of the Company’s securities, as discussed more fully in the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Research and Development

Because the Company is only engaged in the ownership of the intellectual property rights, production rights and the sales rights to the AIDS Medication Capsule, the Company does not directly engage in any research and development activities.

Manufacturing and Distribution

Pursuant to the Sales and Production Authorization Agreement, BSTL has transferred both the production and sales rights of the AIDS Medication Capsule to CHML.  As noted above, BSTL is currently going through the process of obtaining a Drug Registration License from the CSFDA to obtain the regulatory approval required to produce and distribute the AIDS Medication Capsule throughout the PRC.  During the clinical trials, the AIDS Medication Capsule will be exclusively manufactured by a hospital which will be designated by the Ministry of Health of the PRC.

In the event BSTL receives a Drug Registration License, then, pursuant to the Sales and Production Authorization Agreement, CHML will be responsible for the manufacturing and distribution of the AIDS Medication Capsule on a national scale.  At that point in time, BSTL will not be actively engaged in either the manufacturing or distribution of the AIDS Medication Capsule.  However, as noted above, pursuant to the Sales and Production Authorization Agreement, BSTL will receive 70% of the revenue generated by the sales of the AIDS Medication Capsule, while CHML will receive 30% of the revenue generated by the sales of the AIDS Medication Capsule.  CHML is responsible for all of the production costs associated with the AIDS Medication Capsule.

Once BSTL receives the Drug Registration License for the AIDS Medication Capsule, it is anticipated that CHML will enter into specific contracts with both manufacturers and wholesale distributors for the production and distribution of the AIDS Medication Capsule.

Sources and Availability of Raw Materials

The AIDS Medication Capsule is composed primarily of medicinal herbs including: i) Scutellaria Baicalensis Georgi; ii) Rubia Cordifolia L.; iii) Cordyceps Sinensis (Berk); and iv) Sacc and Panax ginseng C.A. Mey. All of the raw materials utilized for the manufacture of the AIDS Medication Capsule are generally available from qualified suppliers in quantities adequate to meet manufacturing needs.  Lead times for raw materials and components vary, and depend on the specific supplier availability, and demand for the raw materials.

Competition

At this time, there are no other Chinese companies distributing an herbal medication designed specifically to combat AIDS.  Accordingly, we believe we possess the following competitive advantages:

First Chinese medicine anti-AIDS Medication Capsule in China

We are the only company to own both the intellectual property rights, production rights, and sales rights to the AIDS Medication Capsule developed by CHML in China. The AIDS Medication Capsule’s established brand name is recognized as an effective and high quality product proven to be effective in treatment of AIDS.

Proven track record in treating AIDS in the Henan province

Based upon the clinical trials in the Henan Province, the AIDS Medication Capsule has demonstrated an ability to suppress the Human Immunodeficiency Virus and enhance the immune system of the human body. The medicine was tested on more than a thousand AIDS patients for a period of one year throughout the Henan province. The results of the clinical trials demonstrated that the AIDS Medication Capsule possessed a high therapeutical rate with no mortalities.

Guaranteed Market Share

Due to the difficulty in attaining the requisite approvals by the relevant governmental authorities, we anticipate that the AIDS Medication Capsule will be the only Chinese medicine available in the market place which can treat AIDS during the next three (3) years.

Customers and Marketing

Customers

Customers of the AIDS Medication Capsule are expected to be mainly comprised of wholesalers within the pharmaceutical industry in China. The end-users of the AIDS Medication Capsule will be members of the general public in the PRC who have AIDS.

Marketing

BSTL’s sales and marketing strategy is to provide training to the sales and marketing staff of the Company, so that they can promote and introduce the AIDS Medication Capsule to wholesalers throughout the PRC.

Intellectual Property

Intellectual Property Protection

The protection of intellectual property rights and proprietary information in China may not be as effective as in the United States or other countries.  For example, implementation and enforcement of PRC intellectual property-related laws have historically been deficient and ineffective and may be hampered by corruption and local protectionism. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope, and validity of our proprietary rights or those of others.  The experience and capabilities of PRC courts in handling intellectual property litigation varies, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations.  To date we have not been involved in any significant intellectual property disputes, or encountered major difficulties in enforcing our intellectual property rights in China.

Patents

The AIDS Medication Capsule was officially granted its propriety rights by the National Ministry of Intellectual Properties on October 8, 2004. The patent registration number is 200410080516.8 (the “AIDS Medication Capsule Patent”). Its invention name is One Kind of Anti-HIV Chinese Herbal Medicine Combination with its Preparation Method and Usage. As noted above, pursuant to the IP Transfer Agreement, BSTL owns the intellectual property rights, including the rights associated with AIDS Medication Capsule Patent.  We expect that we will, in the future, rely on patents to protect other proprietary technology that we acquire. While we currently expect to seek patent protection only in China, we may opportunistically seek patents to protect our innovations in other jurisdictions in the future. In China, patents relating to pharmaceutical inventions are effective for 20 years from the initial date the patent application was filed.

Government Regulation

The Company is subject to regulation by both the PRC Central Government, as well as local governmental agencies. The following discussion identifies the primary regulations that may affect the Company through its business operations:

Drug Registration License

Within the PRC, the Chinese State Food and Drug Administration is the primary authority that monitors and supervises the administration of the pharmaceutical industry.  The Drug Registration License which is issued by the CSFDA provides companies within the PRC with the authority to manufacture and distribute pharmaceutical products. A Drug Registration License is valid for a period of 5 years and then must be renewed. To obtain a Drug Registration License, a company must go through the following process: The first step in the developmental process of a pharmaceutical product in the PRC requires that a company conduct a series of “Pre-Clinical Trials.”  During this time period, a company conducts initial research and development of a potential new product. Once a company has conducted its Pre-Clinical Trials, a company may apply to the CSFDA for approval to begin its formal clinical trials of the new product. Once the CSFDA approves a company’s application, the company can begin conducting clinical trials.

Clinical trials consist of three phases. Under the Administrative Measures on the Registration of Pharmaceutical Products promulgated by the CSFDA, the three phases of clinical trials are as follows: 1) Phase I – Evaluation of Safety; 2) Phase II – Evaluation of Safety, Dosing and Efficacy; and 3) Phase III – Larger Scale Evaluation of Safety and Efficacy. Once a product has made it through Phase III of clinical trials, a company may apply for a Drug Registration License to produce the product.  During this phase of product development, the Provincial Administration of Food and Drug and the Chinese State Food and Drug Administration will, in addition to monitoring the results of the clinical trials, conduct evaluations relating to the production methods and processes that are and will be utilized in the manufacture of the specific product. If the relevant authorities are satisfied with the results of the clinical trials and the production methods and processes, the CSFDA will issue a Drug Registration License to a company which is valid for a period of 5 years; the Drug Registration License provides a company with the authority to manufacture and distribute the product nationwide in China.

As noted above BSTL has obtained the regulatory approval from the Ministry of Health of the PRC to undergo clinical trials for the AIDS Medication Capsule in Beijing.  It is anticipated that the clinical testing for the AIDS Medication Capsule will be conducted at the Beijing YouAn Hospital, Capital Medical University. The target of the clinical testing will be approximately 150 to 200 AIDS patients who have not yet been treated with any medication.  During the clinical trials, the production of the AIDS Medication Capsule will be conducted by a hospital designated by the Ministry of Health of the PRC.  Once the clinical trials have been completed, if the relevant authorities are satisfied with the results of the clinical trials, the CSFDA will issue a Drug Registration License to BSTL which will be valid for a period of 5 years; the Drug Registration License will provide BSTL with the authority to manufacture and distribute the newly developed AIDS Medication Capsule nationwide in China.

The clinical testing will be carried out in Beijing. The target of the clinical testing is the 150 to 200 AIDS patients who have not been applied any medication. Once the AIDS Medication Capsule has been through Phase II/III of clinical trials, BSTL will apply for a Drug Registration License to produce our developed AIDS Medication Capsule; the Drug Registration License will provide BSTL with the authority to manufacture and distribute the newly developed AIDS Medication Capsule nationwide in China.

Compliance with Chinese Corporate Law

Over the past several years, the Chinese government has adopted several regulations which are intended to strengthen control over international financing transactions for Chinese companies.  These include Circular 10, Circular 75 and Notice 106.  These regulations are designed to prohibit equity transfers in which the owners of a Chinese business transfer control of equity interests in their company to an offshore entity (an entity formed outside of China) in exchange for an equity interest in the offshore entity.

These regulations refer to an offshore entity established for the purpose of completing a reverse merger or an offshore financing as a Special Purpose Vehicle (“SPV”).   Under these regulations, completion of a reverse merger transaction or a financing transaction which involves use of an SPV is prohibited unless it is first either approved by MOFCOM (which is the Ministry of Commerce agency of the central government in China) pursuant to Circular 10, or registered with a local branch of SAFE (which is the State Administration of Foreign Exchange) pursuant to Circular 75 and Notice 106.

Currently, BSTL’s business operations are structured around the contractual arrangements discussed above, not around direct ownership of the Chinese business, CHML.  However, BSTL anticipates that at some point in the future, it may seek to acquire 100% of the capital stock of CHML, thereby making CHML a wholly-owned subsidiary of the Registrant.  Currently, BSTL has a verbal option to purchase 100% of the capital stock of CHML.  In the event that BSTL acquires 100% of the equity of CHML, BSTL will need to comply with the regulations set forth in Circular 10, Circular 75 and Notice 106.

Employees

As of November 30, 2008, we had a total of 7 employees, including 5 general and administrative employees and 2 managerial employees.

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB and Form 10-Q, annual reports on Form 10-KSB and Form 10-K, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 1A.

RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK IS SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN EVALUATING OUR BUSINESS BEFORE PURCHASING ANY OF OUR SHARES OF COMMON STOCK. NO PURCHASE OF OUR COMMON STOCK SHOULD BE MADE BY ANY PERSON WHO IS NOT IN A POSITION TO LOSE THE ENTIRE AMOUNT OF HIS INVESTMENT. THE ORDER OF THE FOLLOWING RISK FACTORS IS PRESENTED ARBITRARILY. YOU SHOULD NOT CONCLUDE THE SIGNIFICANCE OF A RISK FACTOR BECAUSE OF THE ORDER OF PRESENTATION.  OUR BUSINESS AND OPERATIONS COULD BE SERIOUSLY HARMED AS A RESULT OF THESE RISKS.

Risks Relating to Our Business

The PRC Government may change its policies and rules regulating the pharmaceutical industry.

In an effort to meet the challenges of globalization and further improve the standards of quality and safety, the Chinese government may update or enhance its current policies and regulations governing drug manufacturing.  If the existing policies and regulations are changed, or heightened requirements are established, our business could be adversely affected.  Such changes could result in reduced profits and profit margins, and the potential suspension of the marketing of the AIDS Medication Capsule while we attempt to adopt new innovative technologies to meet heightened quality standards.

The AIDS Medication Capsule may not receive a Drug Registration License From the CSFDA.

Our only business operations relate to the ownership of the intellectual property rights and the sales and production rights of the AIDS Medication Capsule. The AIDS Medication Capsule has not yet received its Drug Registration License from the CSFDA.  In order for the AIDS Medication Capsule to be produced and distributed within the PRC, it must receive a Drug Registration License.  There is no guarantee that we will receive a Drug Registration License, and therefore no guarantee that the AIDS Medication Capsule will be able to be manufactured and distributed throughout the PRC.  Failure to obtain the Drug Registration License would adversely affect the Company’s revenues and results of operations.

The AIDS Medication Capsule could require more clinical trials, or take more time to complete clinical trials than we have planned, or fail in our clinical trials.

Clinical trials vary in design by factors including dosage, end points, length, and controls. A series of trials is required in order to demonstrate the safety and efficacy of the AIDS Medication Capsule. The results of these trials may not demonstrate safety or efficacy sufficiently for the CSFDA to approve AIDS Medication

Capsule. Furthermore, the actual schedules for the clinical trials could vary dramatically from the forecasted schedules due to factors including changes in trial design, conflicts with the schedules of participating clinicians and clinical institutions, and changes affecting product supplies for clinical trials. If the regulatory authorities do not approve the results of the clinical trials, the value of the intellectual property rights, production rights, and sales rights of the AIDS Medication Capsule will be severely reduced.

Changes in expected demand for the AIDS Medication Capsule may adversely affect the Company’s ability to market its products.

Unexpected changes to the Chinese economy or the introduction of a new or different product that is found to be superior in quality or more innovative than the AIDS Medication Capsule would adversely affect our revenues and results of operations.

We rely on contractual arrangements with CHML with regards to our ownership of the intellectual property rights, production rights and sales rights to the AIDS Medication Capsule.  If we cannot maintain these arrangements, we may have to cease operations.

We rely on contractual arrangements with CHML with regards to our ownership of the intellectual property rights and sales rights to the AIDS Medication Capsule. These contractual arrangements, may not be as effective in providing us with control over the intellectual property rights and distribution rights to the AIDS Medication Capsule as direct ownership.  Under the current contractual arrangements, if CHML fails to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs to enforce such arrangements and rely on legal remedies available under PRC law, which may not be effective to allow us to maintain our business operations.  Additionally, these contractual arrangements are governed by PRC law and, accordingly, will be interpreted in accordance with PRC law, and any disputes would be resolved according to PRC legal procedures.  The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States.  As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements.  In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over CHML, and our ability to conduct our business may be negatively affected.

The Profitability of Our Products Depends in Part on Our Ability to Protect Proprietary Rights and Operate Without Infringing the Proprietary Rights of Others

The profitability of our products depends in part on our ability to maintain patents and licenses and preserve trade secrets.  We must also operate without infringing the proprietary rights of third parties and without third parties circumventing our rights.  The patent positions of pharmaceutical enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved.

Other companies may independently develop similar products and design around any patented products we own.  We cannot assure you that:

•   the patents we have been issued will provide us with any competitive advantages;

•   the patents of others will not impede our ability to do business;

•   third parties will not be able to circumvent our patents; or

•   we will develop additional patentable products.

A number of pharmaceutical, research and academic companies and institutions have developed technologies, filed patent applications or received patents on technologies that may relate to our business.

If these technologies, applications or patents conflict with ours, the scope of our current or future patents could be limited or our patent applications could be denied.  Our business may be adversely affected if competitors independently develop competing products, especially if we do not obtain, or obtain only narrow, patent protection. If patents that cover our activities are issued to other companies, we may not be able to obtain licenses at a reasonable cost, or at all; develop our product; or introduce, manufacture or sell the products we have planned.

Mr. Yan Tsang is a director and shareholder of CHML, and therefore stands on both sides of the IP Transfer Agreement and the Sales and Production Authorization Agreement.

Mr. Yan Tsang serves as a director and the chief executive officer and chief financial officer of the Registrant.  In addition to his affiliation with the Registrant, Mr. Yan Tsang is both the sole director and a shareholder of CHML. Because Mr. Yan Tsang stands on both sides of the contractual agreements that give rise to our business structure, there is the possibility that the agreements may be easily terminated.  If the agreements are wrongfully terminated, unaffiliated investors may have difficulty in pursing any recourse because all of our operations and our assets are located outside the United States.   In addition, all of our officers and directors are foreign citizens.  As a result, it may be difficult or impossible for unaffiliated investors to enforce judgments of U.S. courts for civil liabilities against any of our individual directors or officers.

One of the Company’s directors beneficially owns  a substantial percentage of the Company’s outstanding common stock, which gives him control over certain major decisions on which the Company’s stockholders may vote, which may discourage an acquisition of the Company.

A single individual, Yan Tsang owns in the aggregate, approximately 70% of the Company’s outstanding common stock.  The interests of Yan Tsang may differ from the interests of other stockholders.  As a result, Yan Tsang will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

•

Electing or defeating the election of directors;

•

Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;

•

Effecting or preventing a merger, sale of assets or other corporate transaction; and

•

Controlling the outcome of any other matter submitted to the stockholders for vote.

Yan Tsang’s stock ownership may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

Because BSTL became public by means of a “reverse merger” transaction, the Company may not be able to attract the attention of major brokerage firms.

There may be risks associated with BSTL’s becoming public through a reverse merger transaction. Specifically, securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of the Company’s common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of the Company.

Risks Relating to Our Common Stock

Resale of our shares may be difficult because there is not an active trading market for our shares, and it is possible that no market will develop.  This may reduce or limit the potential value of our shares.

Our common stock is approved for trading on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "SULU." However, limited trading activity has occurred during the past two years and there is no current trading market.  As a result, very limited historical price information is available.  We cannot guarantee that a trading market for our common stock will develop, or if developed, will be maintained.  Efforts by current shareholders to complete re-sales of "restricted securities" pursuant to Rule 144 of the Securities and Exchange Commission may make it difficult for a trading market to develop, or if a trading market does develop, may substantially reduce the market price of our common stock.

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•

Additions or departures of key personnel;

•

Sales of the common stock;

•

The Company’s ability to execute its business plans;

•

Operating results that fall below expectations;

•

Industry developments;

•

Economic and other external factors; and

•

Period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

Risks Relating to Doing Business in the PRC

All of our assets are located in the PRC and all of our revenues are derived from our operations in the PRC.  Accordingly, our business, financial condition, results of operation, and prospects are subject, to a significant extent, to economic, political and legal developments in the PRC.

The PRC’s economic, political and social conditions, as well as governmental policies, could affect the financial markets in the PRC, our liquidity and access to capital, and our ability to operate our business.

Our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.  The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth, growth has been uneven, both geographically and among various sectors of the economy.  The PRC government has implemented various measures to encourage economic growth and to guide the allocation of resources.  The PRC economy has been transitioning from a planned economy to a more market-oriented economy.  Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC are still owned by the PRC government.  In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over its economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Since late 2003, the PRC government has implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down specific segments of the PRC economy.  These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and access to capital and our ability to operate our business.

The PRC legal system embodies uncertainties which could limit the legal protections available to us.

The PRC legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which decided legal cases have little precedential value.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general.  The overall effect of legislation has been significantly enhanced protections afforded to various forms of foreign investment in the PRC.  However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties.  For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, because PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. Also, intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the medical and pharmaceutical industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.  These uncertainties could limit the legal protections available to us.

U.S. investors may experience difficulties in attempting to enforce judgments based upon U.S. federal securities laws against us and our non-U.S. resident director.

All of our operations and our assets are located outside the United States.  In addition, all of our officers and directors are foreign citizens.  As a result, it may be difficult or impossible for U.S. investors to enforce judgments of U.S. courts for civil liabilities against any of our individual directors or officers.

ITEM 2.

 PROPERTIES.

Our executive offices are located at 11/F, Tower A, Soho New Town, No. 88 Jianguo Road, Chaoyang District, Beijing, China 100022.  These offices are suitable for our current needs, and we will use these offices for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS.

The Registrant is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Registrant, and no owner of record or beneficial owner of more than 5.0% of the securities of the Registrant, or any associate of any such director, officer or security holder is a party adverse to the Registrant or has a material interest adverse to the Registrant in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the period ended November 30, 2008.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Market Information The Registrant’s shares are approved for trading on the OTCBB under the symbol “SULU.”  Very limited trading activity has occurred during the past one year with our common stock; therefore, only limited historical price information is available and should not be considered as being a reliable indication of the market value of the Registrant’s shares.  The following table sets forth the high and low bid prices of our common stock for the last two fiscal years and subsequent interim periods, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2007	HIGH	LOW
Quarter Ended February 28	N/A	N/A
Quarter Ended May 31	N/A	N/A
Quarter Ended August 31	N/A	N/A
Quarter Ended November 31	N/A	N/A

2008	HIGH	LOW
Quarter Ended February 28	$4.00	$4.00
Quarter Ended May 31	$4.50	$4.00
Quarter Ended August 31	$4.50	$4.50
Quarter Ended November 30	$4.50	$4.50

Holders As of November 30, 2008 there were 30,908,960 shares of common stock issued and outstanding and approximately 53 shareholders of record.

Dividends The Registrant has not declared or paid any cash dividends on its common stock during the period from inception to November 30, 2008.  There are no restrictions on the common stock that limit our ability of us to pay dividends if declared by the Board of Directors.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Registrant is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Registrant’s assets, after payment of the liabilities, is less than the aggregate of the Registrant’s liabilities and stated capital of all classes.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION ARE WHAT ARE KNOWN AS “FORWARD-LOOKING STATEMENTS,” WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE.  FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE.  WORDS SUCH AS “PLANS,” “INTENDS,” “WILL,” “HOPES,” “SEEKS,” “ANTICIPATES,” “EXPECTS,” AND THE LIKE, OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT.  SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS.  NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES, OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS.  THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.  NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Company Overview

The Registrant was incorporated in the state of Delaware as Super Luck, Inc. on August 10, 2005. In October the Registrant acquired Galaxies, and its wholly-owned subsidiary, BSTL. This transaction was accounted for as a “reverse merger” with Galaxies deemed to be the accounting acquirer and the Registrant as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the Share Exchange will be those of Galaxies’ and its operating subsidiary, BSTL and will be recorded at the historical cost basis of Galaxies and its subsidiary BSTL. After the completion of the Share Exchange, the Registrant’s consolidated financial statements will include the assets and liabilities of both Galaxies and BSTL, the historical operations of Galaxies and BSTL.

Galaxies was incorporated on April 23, 2008 under the laws of the British Virgin Islands as a holding company, for the purposes of owning 100% of the capital stock of BSTL. BSTL was incorporated on September 12, 2008 under the laws of the PRC. BSTL engages in the business of owning the intellectual property rights and the sales rights of the AIDS Medication Capsule.  Through the closing of the Share Exchange, the Registrant succeeded to the business of BSTL as its sole line of business.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates.

Revenue Recognition

The revenues represent the invoiced value of goods sold is recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.

Shipping and Handling Expenses

All shipping and handling are expensed as incurred and outbound freight is not billed to customers.

Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currency of BSTL is the Renminbi (RMB). Capital accounts of the financial statements are translated into United States dollars (USD) from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.

November 30, 2008
Period end RMB : US$ exchange rate	6.8166
Average quarterly RMB : US$ exchange rate	7.0059

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Cash and Cash Equivalents

BSTL considers all highly liquid investments purchased with original maturities of three months period or less to be cash equivalents. BSTL currently has not yet purchased such kinds of investments. BSTL maintains no bank accounts in the United States of America.

Impairment of Long-Term Assets

Long-term assets of BSTL are reviewed annually as to whether their carrying value has become impaired,

pursuant to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144. BSTL considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  BSTL also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Comprehensive Income

Comprehensive income was defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that were required to be recognized under current accounting standards as components of comprehensive income were required to be reported in a financial statement that was presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain.

Economic and Political Risks

BSTL’s operations are conducted in China. Accordingly, BSTL’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of the economy in China.

BSTL’s operations in China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. BSTL’s results may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value was used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 was effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. BSTL is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 would have on its results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by BSTL to business combinations occurring on or after January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial

Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. BSTL has not determined the impact, if any, SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. BSTL has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. BSTL is currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in its financial statements.

Plan of Operation

As noted above, the Company is currently undergoing clinical trials in Beijing in an effort to obtain a Drug Registration License for the AIDS Medication Capsule; the Drug Registration License will provide the Company with the authority to produce and distribute the AIDS Medication Capsule throughout the PRC. The Company’s plan of operation for the next twelve months is to work towards obtaining the Drug Registration License from the CSFDA, and then promoting the production and nationwide distribution of the AIDS Medication Capsule.  The Company estimates that the clinical trials will be completed within approximately 6 months, and that the costs the Company will incur relating to the clinical trials will be approximately US$2 million dollars.  Currently, the Company has not yet earned any revenue from its business operations and has no current source of liquidity other than cash on hand and potential revenue from business operations.  The Company believes that it may not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months.  Prior to the receipt of any revenue from its business operations, the Company anticipates that it will rely on the cash on hand, which was made available by an interest-free, unsecured advance by the Company’s majority stockholder Yan Tsang, to pay expenses on its behalf.  Additionally, we anticipate raising the necessary funds for the clinical trials of the AIDS Medication Capsule through a private placement offering of the Company’s common stock; the specific details of such an offering have not yet been determined. If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

Liquidity and Capital Resources

As of November 30, 2008, the Company’s balance sheet reflected total current assets and total assets of $49,553 in the form of cash and cash equivalents, and total current liabilities and total liabilities of

$108,333. During the year ended November 30, 2008, the Company experienced a net loss in the amount of $43,848. The net loss was primarily attributable to general and administrative expenses experienced by Galaxies in the start-up and organization of its business operations.

Off Balance Sheet Arrangements

As of November 30, 2008, the Company did not have any off balance sheet arrangements

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of Super Luck, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Super Luck, Inc. (the “Company”) as of November 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended November 30, 2008 and from inception on August 10, 2005 through November 30, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of November 30, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in note 3 to consolidated financial statements, the Company is a development stage company and had an accumulated deficit as of November 30, 2008, which raise substantial doubt about its ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF

Certified Public Accountants

Hong Kong, China

February 27, 2009

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2008 AND 2007

	2008	2007
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	49,553	-

Total assets	49,553	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	29,344	-
Amounts due to stockholders (Note 9)	78,989	-

Total liabilities	108,333	-

Commitments and contingencies (Note 8)

Stockholders’ deficit
Common stock - US$0.001 par value (Note 6) :
Authorized 100,000,000 shares; Issued and outstanding
30,908,960 in 2008 and 21,636,272 in 2007	30,909	21,636
Additional paid-in capital	(21,636)	(21,636)
Accumulated deficit during the development stage	(67,880)	-
Accumulated other comprehensive loss	(173)	-

Total stockholders’ deficit	(58,780)	-

Total liabilities and stockholders’ deficit	49,553	-

See accompanying notes to consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2008

	Cumulative
	total	For the year ended
	since	November 30,
	inception	2008	2007
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	1,069	1,069	-
General and administrative expenses	42,779	42,779	-

Loss before income taxes	(43,848)	(43,848)	-
Income taxes (Note 4)	-	-	-

Net loss	(43,848)	(43,848)	-

Other comprehensive loss
Foreign currency translation adjustment	(173)	(173)	-

Comprehensive loss	(44,021)	(44,021)	-

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)

Weighted average number of shares :
Basic and diluted	21,958,400	22,700,351	21,636,272

See accompanying notes to consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2008

				Accumulated	Accumulated
	Common stock		Additional	deficit during	other
	Number		paid-in	development	comprehensive
	of shares	Amount	capital	stage	loss	Total
		US$	US$	US$	US$	US$
Balance, August 1, 2005,
November 30, 2005,
2006 and 2007	21,636,272	21,636	(21,636)	-	-	-

Recapitalization	9,272,688	9,273	-	(24,032)	-	(14,759)

Net loss	-	-	-	(43,848)	-	(43,848)

Foreign currency translation
adjustment	-	-	-	-	(173)	(173)

Balance, November 30, 2008	30,908,960	30,909	(21,636)	(67,880)	(173)	(58,780)

See accompanying notes to consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2008

	Cumulative
	total	For the year ended
	since	November 30,
	inception	2008	2007
	US$	US$	US$

Cash flows from operating activities :
Net loss	(43,848)	(43,848)	-
Change in liabilities :
Accrued expenses	25,978	25,978	-

Net cash used in operating activities	(17,870)	(17,870)	-

Cash flows from investing activities :
Cash acquired from the RTO	511	511	-

Net cash from investing activities	511	511	-

Cash flows from financing activities :
Advances from stockholders	66,742	66,742	-

Net cash provided by financing activities	66,742	66,742	-

Effect of exchange rate changes on cash
and cash equivalents	170	170	-

Net change in cash and cash equivalents	49,553	49,553	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	49,553	49,553	-

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

1.

CORPORATE INFORMATION

Super Luck, Inc. (the “Company”) was incorporated in the State of Delaware on August 10, 2005 for the purpose of exploring business opportunities including reselling software products.  The Company currently has two wholly-owned subsidiaries, namely, Galaxies River Limited (“Galaxies”), a company incorporated in the British Virgin Islands (the “BVI”) on April 23, 2008 and Beijing ShijiJiayu Technology Limited (“BSTL”), a company established in the People’s Republic of China (the “PRC”) on September 12, 2008.

On October 20, 2008, the Company, Galaxies and the then sole stockholder of Galaxies (the “Stockholder”) entered into a Share Exchange Agreement (the “Exchange Agreement”).  Pursuant to the terms of the Exchange Agreement, the Stockholder agreed to transfer all of the issued and outstanding share of common stock in Galaxies to the Company in exchange for the issuance of an aggregate of 21,636,272 shares of the Company’s common stock to him, thereby causing Galaxies and BSTL to become wholly-owned subsidiaries of the Company (the “Share Exchange”).  The Share Exchange was consummated on the same day.

Following the Share Exchange, the Stockholder became the controlling stockholder of the Company and holds 70% of the Company’s issued and outstanding common stock post-exchange.

The Share Exchange constituted a reverse takeover transaction (the “RTO”) since the Stockholder owns a majority of the outstanding shares of the Company’s common stock immediately following the Share Exchange.  Accordingly, the Company (the legal acquirer) is considered the accounting acquiree and Galaxies (the legal acquiree) is considered the accounting acquirer.  The assets and liabilities and the historical operations that are reflected in the consolidated financial statements for periods prior to the Share Exchange are those of Galaxies and BSTL, and are recorded at the historical cost basis of Galaxies and BSTL.

Galaxies and BSTL were incorporated/established during the current reporting period.  Accordingly, the figures as of November 30, 2007 and for the year then ended were reported nil in the consolidated financial statements.

2.

NATURE OF BUSINESS

Galaxies is an investment holding whose major asset is the 100% equity interest in BSTL.  BSTL has obtained the Intellectual Property Rights, the distribution rights and the production rights of the First Chinese Medicine Acquired Immunodeficiency Syndrome Capsules (“AIDS Medication Capsule”) developed by Century Health Medical Limited (“CHML”), a Chinese corporation.  CHML engages in the research and development of the AIDS Medication Capsule, as well as related medicines designed to combat AIDS and other pharmaceutical products in the PRC.  The Company’s major stockholder, who is also the director, together with his family members owns 100% equity interest in CHML.

The Company is a development stage company and did not generate any revenue during the reporting periods.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

3.

BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Continuance of operations

These consolidated financial statements are prepared on a going concern basis, which have considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business.  The Company is a development stage company and as of November 30, 2008, the Company had accumulated deficit of US$67,880 and stockholders’ deficit of US$58,780 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the stockholders and seeking for profitable business opportunities.  However, the Company has no assurance with respect to these plans.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries.  All significant inter-company balances and transactions have been eliminated on consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and the accompanying notes during the reporting periods.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of November 30, 2008, cash and cash equivalents consisted of bank balances of US$21,320 and cash in hand of US$28,233.

Concentration of risk

The Company keeps cash in Hong Kong dollar (“HKD”) and Renminbi (“RMB”) and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

3.

BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Foreign currency translation

The functional currency of the Company and Galaxies is HKD while that of BSTL is RMB.  The Company and its subsidiaries maintain their financial statements in their respective functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the period.

For financial reporting purpose, the financial statements of the Company and its subsidiaries prepared using the functional currency have been translated into United States dollar (“US$”).  Assets and liabilities are translated at the exchange rates at the balance sheet date, revenue and expenses are translated at the average exchange rates and stockholders’ deficit is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net loss but are included in accumulated other comprehensive loss, a component of stockholders’ deficit.  The exchange rates in effect as of November 30, 2008 were HK$1 for US$0.1290 and RMB1 for $0.1467 respectively.  There was no significant fluctuation in exchange rates for the conversion of HK$ and RMB to US$ after the balance sheet date.

Fair values of financial instruments

Financial instruments include cash and cash equivalents, accrued expenses and amounts due to stockholders.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of these financial instruments approximate their fair values since they are short-term in nature and are receivable or payable on demand.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FIN 48 “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on December 1, 2007. The adoption of FIN 48 had no material impact on the Company’s consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

3.

BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (cont’d)

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 had no material impact on the Company’s consolidated financial statements.

In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by instrument basis, with a few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No. 159 are effective for the Company’s fiscal year beginning on December 1, 2007. The adoption of SFAS 159 had no material impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s consolidated financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The management is in the process of evaluating the impact SFAS 161 will have on the Company’s consolidated financial statements upon adoption.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

3.

BASIS OF PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (cont’d)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The management is in the process of evaluating the impact SFAS 162 will have on the Company’s consolidated financial statements upon adoption.

4.

INCOME TAXES

United States

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the reporting periods.  The statutory tax rate is 34%.

BVI

Galaxies is not subject to income taxes under the current laws of the BVI.

PRC

BSTL is subject to enterprise income tax in the PRC at the rate of 25%.  No provision for enterprise income tax in the PRC has been made as BSTL had no taxable income for the current reporting period.

A reconciliation of income taxes at statutory rate in the United States is as follows :

	Cumulative
	total	For the year ended
	since	November 30,
	inception	2008	2007
	US$	US$	US$

Loss before income taxes	(43,848)	(43,848)	-

Expected benefit at statutory rate of 34%	(14,908)	(14,908)	-
Non-deductible items for tax Valuation allowances	6,766 8,142	6,766 8,142	-

Income taxes	-	-	-

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

4.

INCOME TAXES (CONT’D)

As of November 30, 2008, the Company and its subsidiary had incurred operating losses of US$23,948 which, if unutilized, US$22,925 will expire through to 2028 and US$1,023 will expire through to 2013. Future tax benefits arising as a result of these losses have been offset by valuation allowances.

5.

NET LOSS PER SHARE

During the reporting periods, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

The per share data reflects the recapitalization of stockholders’ deficit as if the RTO occurred as of the beginning of the first period presented.

6.

COMMON STOCK

The Company was incorporated on August 10, 2005 with authorized capital of 100,000,000 shares of common stock of US$0.001 par value.  On August 25, 2005, 8,500,000 shares of common stock of US$0.001 par value totaling US$8,500 were issued for cash.

On June 22, 2006 and October 5, 2006, 566,888 and 5,800 shares of common stock of US$0.001 par value totaling US$567 and US$6 respectively were issued to 13 investors for cash.

On January 9, 2007, 200,000 shares of common stock of US$0.001 par value totaling US$200 were issued to 43 investors for cash.

On October 20, 2008, the Company issued 21,636,272 shares of common stock of US$0.001 par value totaling US$21,626 to the Stockholder to affect the RTO.

The common stock in the consolidated balance sheets reflects the recapitalization of the Company in the RTO as if it occurred as of the beginning of the first period presented.

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of November 30, 2008.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

9.

RELATED PARTY TRANSACTIONS

Apart from the transfer of intellectual property rights, distribution rights and productions rights of AIDS Medication Capsule from CHML to the Company as disclosed in note 2 to consolidated financial statements, as of November 30, 2008, two stockholders, who are also the directors, advanced in aggregate US$78,989 to the Company to finance its working capital.  The advances are interest-free, unsecured and repayable on demand.

The Company maintained a mailing address and its employees were stationed at the office of a director for rent-free during the period from inception on August 10, 2005 through November 30, 2008.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of November 30, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Transition Report on Form 10-K.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The respective positions and ages of the directors and executive officers of the Registrant and its subsidiaries, Galaxies and BSTL, as of November 30, 2008 are shown in the following tables.  Each director of the Registrant has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified.  Vacancies in the existing Board of Directors of the Registrant are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person, and no officer or director is acting on behalf of or will act at the direction of any other person.

Super Luck, Inc.

Name	Age	Position Held and Tenure
Yan Tsang	52	Director, Chief Executive Officer, and Chief Financial Officer since October 2008
Wilson Kin Cheung	34	Director since August 10, 2005

Galaxies

Name	Age	Position Held and Tenure
Yan Tsang	52	Director, Chief Executive Officer, and Chief Financial Officer since April 2008

BSTL

Name	Age	Position Held and Tenure
Yan Tsang	52	Director, Chief Executive Officer, and Chief Financial Officer since September 2008

Biographical Information

Mr. Wilson Kin Cheung  Wilson Kin Cheung is 34 years old.  Mr. Wilson Kin Cheung is currently a director of the Registrant. Mr. Cheung has more than ten years of experience in the investment banking and corporate finance areas in Hong Kong markets. From July 2005 to the present, Mr. Cheung has been the managing director of Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region. From April 2002 to July 2005, Mr. Cheung was a director of Apex Wealth Enterprises Limited, a BVI company (now known as China Security and Surveillance Technology, Inc.) whose business is to manufacture, distribute, install and service security and surveillance products and systems and to develop security and surveillance related software in China. Mr. Cheung was with First Asia Finance Group Limited from December 2001 to July 2005. Mr. Cheung holds a Bachelor of Business degree from the Swinburne University of Technology in Melbourne, Australia. He obtained an EMBA in the Chinese University of Hong Kong in 2006.

Mr. Cheung is currently an officer and director of three other companies which are reporting companies under the Securities Exchange Act of 1934: i) since December 2005, he has been the president and director of Market Data Consultants, Inc., a Delaware corporation which is in business of reselling a market data management software products; ii) since August, 2006, he has been the president and director of China Multimedia, Inc., a Nevada corporation established to provide web design solutions and introduce potential business opportunities to business partners; and iii) since October, 2007, he has been the president, treasurer and director of DNA Systems, Inc., a Nevada corporation established to provide event organizing services to business partners.

Mr. Yan Tsang  Yan Tsang is 52 years old. He has been the director and Chief Executive Officer and Chief Financial Officer of the Registrant since October 2008.  In addition to his work with the Registrant, Mr. Yan Tsang is also the director and chief executive officer of BSTL, and director of CHML.  He is responsible for the overall business planning and strategic development of both BSTL and CHML. He has been working in a pharmaceutical institution since the early 1980s. In the late 1980s, he was engaged in the international trading and investment of various projects. He participated in projects relating to the development of securities, property investment, entertainment and pharmaceutical products.

Family Relationships

There is no family relationship between our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

In addition to serving as a director of Super Luck, Inc., Mr. Wilson Kin Cheung serves as a director of Market Data Consultants, Inc., China Multimedia, Inc., and DNA Systems, Inc.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant’s officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Registrant with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Registrant believes that, during the fiscal year ended November 30, 2008, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

The Registrant has not yet adopted a code of ethics.  The Registrant intends to adopt a code of ethics in the near future.

Audit Committee Expert

The Company does not have an Audit Committee.  Because the Company does not have an Audit Committee it does not currently have a financial expert serving on an Audit Committee.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth executive compensation for fiscal years ended 2008 and 2007.

Summary Compensation Table

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Yan Tsang, CEO / CFO (since October 2008)	2008 2007	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Wilson Kin Cheung CEO / CFO (until October 2008)	2008 2007	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Employment Agreements

We have no written employment agreements with our officers and director and to date have not paid any compensation to our officers and director. We have no plans or packages providing for compensation of officers after resignation or retirement.

Stock Option Plans

The Registrant has not entered into any Stock Option Plans with any of its executive officers or directors.

Director Compensation

The Registrant’s directors are not paid any salary as compensation for services they provide as directors of the Registrant. Except as identified in the chart below, no additional amounts are payable to the Registrant's directors for committee participation or special assignments.

The following table sets forth the compensation of our directors for the fiscal year ended 2008:

Fees
	Earned			Non-Equity
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Wilson Kin Cheung	--	--	--	--	--	--	--
Karen Ka Wen Mo(1)	--	--	--	--	--	--	--
Yan Tsang	--	--	--	--	--	--	--

(1)

As disclosed on the Form 8-K filed by the Registrant on October 23, 2008, on October 20, 2008 pursuant to terms of the Share Exchange, Karen Ka Wen Mo resigned as a director of the Registrant.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 30, 2008, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group, and of each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Yan Tsang (1) 11/F, Tower A, Soho New Town, No. 88 Jianguo Road, Chaoyang District, Beijing China	21,636,272	70%
Common	Wilson Kin Cheung(1) Room 2213-14, 22/F, Jardine House, 1 Connaught Place, Central, Hong Kong	5,550,000	17.96%
Common	Ching Ming Andy Cheung Room 2213-14, 22/F, Jardine House, 1 Connaught Place, Central, Hong Kong	1,550,000	5.01%
Common	All Directors and executive officers (2 persons)	27,186,272	87.96%

(1)

The person listed is currently an officer, a director, or both, of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr Yan Tsang, our director, chief executive officer and chief financial officer and majority shareholder is also the sole director and a shareholder of CHML.  The Company has entered into both an IP Transfer Agreement and Sales and Production Authorization Agreement with CHML, both of which directly impact the Company’s business operations and may be deemed to be related transactions:

IP Transfer Agreement

As noted above, as a result of the Share Exchange, the Registrant now carries on the business of Galaxies’ subsidiary, BSTL as its sole line of business. BSTL is engaged in holding the intellectual property rights, production rights and sales rights of the AIDS Medication Capsule developed by CHML.  BSTL owns the intellectual property rights, production rights, and the sales rights to the AIDS Medication Capsule pursuant to an IP Transfer Agreement dated September 16, 2008, by and between CHML and BSTL.  Pursuant to the terms of the IP Transfer Agreement, on September 16, 2008, CHML transferred 100% of its ownership rights in the intellectual property, production rights, and sales rights related to the AIDS Medication Capsule to BSTL.  BSTL was not required to provide any services or pay any fees to CHML for the transfer of the intellectual property rights, production rights, and sales rights.  The IP Transfer Agreement, which is for an indefinite period, may be terminated by either party with fifteen (15) days prior written notice if the other party commits a material breach of the IP Transfer Agreement.

The foregoing description of the IP Transfer Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the IP Transfer Agreement, which was filed as Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on October 23, 2008, and is hereby incorporated by reference.

Sales and Production Authorization Agreement

On September 17, 2008, BSTL and CHML entered into a Sales and Production Authorization Agreement, pursuant to which BSTL transferred both the production and sales rights of the AIDS Medication Capsule back to CHML.  Pursuant to the terms of the Sales and Production Authorization Agreement, BSTL transferred 100% of the production rights and 100% of the sales rights of the AIDS Medication Capsule to CHML.  CHML was not required to provide any services or pay any fees to BSTL for the transfer of the production and sales and rights; however, once CHML begins selling the AIDS Medication Capsule, CHML is required to pay BSTL 70% of the sales revenue that CHML generates through its sales of the AIDS Medication Capsule. Under the Sales and Production Authorization Agreement, CHML is solely responsible for the production costs associated with the sales of the AIDS Medication Capsule.  The Sales and Production Authorization Agreement may be terminated by either party with fifteen (15) days prior written notice if the other party commits a material breach of the Sales Transfer Agreement.

The foregoing description of the Sales and Production Authorization Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Sales and Production Authorization Agreement, which was filed as Exhibit 10.3 to the Form 8-K filed by the Company with the SEC on October 23, 2008, and is hereby incorporated by reference.

Aside from the foregoing, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Yan Tseng is not an independent director under these rules as he is employed by the Registrant as its Chief Executive Officer and Chief Financial Officer.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by PKF Certified Public Accountants for audit of the Company's financial statements for the fiscal years ended November 30, 2008 were $8,824  and $7,244 for the fiscal year ended November 30, 2007.

Audit Related Fees

(2)

PKF Certified Public Accountants did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2008 and 2007.

Tax Fees

(3)

The aggregate fees billed by PKF Certified Public Accountants for tax compliance, advice and planning were $0.00 for the fiscal year ended November 30, 2008 and $0.00 for the fiscal year ended November 30, 2007.

All Other Fees

 (4)

PKF Certified Public Accountants did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2008 and 2007.

Audit Committees Pre-approval Policies and Procedures

(5)

Super Luck, Inc. does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for fiscal year ended November 30, 2008.

(b)

Exhibits.

3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 22, 2006).

3(ii)

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 22, 2006).

10.2

IP Transfer Agreement, dated September 16, 2008 by and between CHML and BSTL (incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

10.3

Sales and Production Authorization Agreement dated September 17, 2008 by and between CHML and BSTL (incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER LUCK, INC.

By:  /S/ Yan Tsang

Yan Tsang, Director, President, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Yan Tsang

Yan Tsang, Director, President, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer

Date: February 27, 2008