Form 10-Q
period 2009-02-28
Super Luck, Inc.
filed 2009-04-14
CIK 1352482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

SUPER LUCK, INC.

 (Exact name of registrant as specified in its charter)

Delaware	000-51817	33-1123472
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

11/F, Tower A, Soho New Town No. 88 Jianguo Road, Chaoyang District, Beijing, China 100022
(Address of principal executive offices)
Registrant’s telephone number, including area code: 8610-85801939

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes   [ X ] No

As of February 28, 2009, there were 30,908,960 shares of voting common stock, $0.001 par value, of Super Luck, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Super Luck, Inc. (“we”, “us”, “our”, “Super Luck”, the “Company”, or the “Registrant”) a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2008.

SUPER LUCK INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009

Index to condensed consolidated financial statements

Pages

Condensed consolidated balance sheets

3

Condensed consolidated statements of operations and

comprehensive income (loss)

4

Condensed consolidated statements of cash flows

5

Notes to condensed consolidated financial statements

6-11

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2009 AND NOVEMBER 30, 2008

	As of	As of
	February 28,	November 30,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	29,132	49,553

Total assets	29,132	49,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	15,076	29,344
Amounts due to stockholders (Note 9)	71,354	78,989

Total liabilities	86,430	108,333

Commitments and contingencies (Note 8)

Stockholders’ deficit
Common stock - US$0.001 par value (Note 6) :
Authorized 100,000,000 shares; 30,908,960
shares issued and outstanding	30,909	30,909
Additional paid-in capital	(21,636)	(21,636)
Accumulated deficit during the development stage	(66,387)	(67,880)
Accumulated other comprehensive loss	(184)	(173)

Total stockholders’ deficit	(57,298)	(58,780)

Total liabilities and stockholders’ deficit	29,132	49,553

See accompanying notes to condensed consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 28, 2009

	For the three months ended February 28, 2009	For the three months ended February 29, 2008	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	-	-	1,069
General and administrative expenses	1,673	-	44,452

Loss from operations	(1,673)	-	(45,521)
Other income	3,164	-	3,164
Interest income	2	-	2

Income (loss) before income taxes	1,493	-	(42,355)
Income taxes (Note 4)	-	-	-

Net income (loss)	1,493	-	(42,355)

Other comprehensive loss
Foreign currency translation adjustment	(11)	-	(184)

Comprehensive income (loss)	1,482	-	(42,539)

Net income (loss) per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)

Weighted average number of shares :
Basic and diluted	30,908,960	21,636,272	22,578,531

See accompanying notes to condensed consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 28, 2009

	For the three months ended February 28, 2009	For the three months ended February 29, 2008	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities:
Net income (loss)	1,493	-	(42,355)
Change in liabilities :
Accrued audit fee	(14,256)	-	11,722

Net cash used in operating activities	(12,763)	-	(30,633)

Cash flows from investing activities:
Cash acquired from the RTO	-	-	511

Net cash provided by investing activities	-	-	511

Cash flows from financing activities:
(Repayment to) advances from stockholders	(7,600)	-	59,142

Net cash (used in) provided by financing activities	(7,600)	-	59,142

Effect of exchange rate changes on cash and
cash equivalents	(58)	-	112

Net change in cash and cash equivalents	(20,421)	-	29,132

Cash and cash equivalents, beginning of period	49,553	-	-

Cash and cash equivalents, end of period	29,132	-	29,132

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 (UNAUDITED)

1.

CORPORATE INFORMATION

Super Luck, Inc. (the “Company”) was incorporated in the State of Delaware on August 10, 2005.  The Company currently has two wholly-owned subsidiaries, namely, Galaxies River Limited (“Galaxies”), a company incorporated in the British Virgin Islands (the “BVI”) on April 23, 2008 and Beijing ShijiJiayu Technology Limited (“BSTL”), a company established in the People’s Republic of China (the “PRC”) on September 12, 2008.

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

Galaxies and BSTL were incorporated/established in April 2008 and September 2008 respectively.  Accordingly, the comparative figures for the three months ended February 29, 2008 were reported nil in the condensed consolidated financial statements

Galaxies is an investment holding whose major asset is the 100% equity interest in BSTL.  BSTL has obtained the Intellectual Property Rights, the distribution rights and the production rights of the First Chinese Medicine Acquired Immunodeficiency Syndrome Capsules (“AIDS Medication Capsule”) developed by Century Health Medical Limited (“CHML”), a Chinese corporation.  CHML engages in the research and development of the AIDS Medication Capsule, as well as related medicines designed to combat AIDS and other pharmaceutical products in the PRC.  The Stockholder, who is also the director, together with his family members owns 100% equity interest in CHML.

The Company is a development stage company and did not generate any revenue during the reporting periods.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 (UNAUDITED)

2.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited.  These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 which was filed to the SEC on February 27, 2009.

In the opinion of the management of the Company, the unaudited condensed consolidated financial statements for the interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of the said periods.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed consolidated financial statements are prepared on a going concern basis, which have considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business.  As of February 28, 2009, the Company had cash and cash equivalents of US$29,132 and accumulated deficit during the development stage of US$66,387 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of February 28, 2009, cash and cash equivalents consisted of bank balances of US$952 and cash in hand of US$28,180.

Concentration of risk

The Company keeps cash in Hong Kong dollar (“HKD”) and Renminbi (“RMB”), and maintains HKD saving accounts with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company did not engage in any hedging activities.

Income taxes

The Company accounts for income tax in accordance with the Statements of Financial Accounting Standards (“SFAS”) No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

Foreign currency translation

The functional currency of the Company and Galaxies is HKD while that of BSTL is RMB.  The Company and its subsidiaries maintain their financial statements in their respective functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the period.

For financial reporting purpose, the financial statements of the Company and its subsidiaries prepared using their respective functional currency have been translated into United States dollar (“US$”).  Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ deficit is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net loss but are included in accumulated other comprehensive loss, a component of stockholders’ deficit.  The exchange rate in effect as of February 28, 2009 were HKD1 for US$0.12898 and RMB1 for US$0.1464.  There was no significant fluctuation in exchange rates for the conversion of HKD and RMB to US$ after the balance sheet date.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and the accompanying notes during the reporting periods.  Actual results could differ from those estimates.

Fair values of financial instruments

Financial instruments include cash and cash equivalents, accrued audit fee and amounts due to stockholders.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of these financial instruments approximate their fair values since they are short-term in nature and are receivable or payable on demand.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment to FASB Statement 133”.  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS 161 had no impact on the Company’s financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 (UNAUDITED)

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate in the United States is as follows:

	For the three months ended February 28, 2009	For the three months ended February 29, 2008	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Income (loss) before income taxes	1,493	-	(42,355)

Expected benefit at statutory rate of 34%	507	-	(14,401)
Non-deductible items for tax	13	-	6,779
Non-taxable items for tax	(1,076)	-	(1,076)
Valuation allowance	556	-	8,698

	-	-	-

The components of recognized deferred tax asset is as follows :-

	As of February 28, 2009	As of November 30, 2008
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	8,698	8,142
Valuation allowance	(8,698)	(8,142)

	-	-

As of February 28, 2009, the Company and its subsidiary had incurred operating loss of US$25,584 which, if unutilized, US$24,561 will expire through to 2029 and US$1,023 will expire through to 2013. Future tax benefits arising as a result of these losses have been offset by valuation allowances.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 (UNAUDITED)

5.

NET INCOME (LOSS) PER SHARE

During the reporting periods, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted income (loss) per share is the same.

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

On October 20, 2008, the Company issued 21,636,272 shares of common stock of US$0.001 par value to the Stockholder to affect the RTO.

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of February 28, 2009.

9.

RELATED PARTY TRANSACTIONS

As of February 28, 2009, two stockholders, who are also the directors, advanced in aggregate US$71,354 to the Company to finance its working capital.  The advances are interest-free, unsecured and repayable on demand.

The Company maintained a mailing address and its employees were stationed at the office of a director for rent-free during the period from inception on August 10, 2005, to February 28, 2009.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note of Caution Regarding Forward Looking Statements

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Company Overview

Super Luck, Inc. was incorporated under the laws of the State of Delaware on August 10, 2005.  On October 20, 2008 Super Luck, Inc. completed a share exchange transaction with Galaxies River Limited (“Galaxies”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholder of Galaxies (the “Shareholder”).  Upon completion of the share exchange transaction, Galaxies and its wholly-owned subsidiary, Beijing ShijiJiayu Technology Limited (“BSTL”), a company incorporated under the laws of People’s Republic of China (“PRC”) became wholly-owned subsidiaries of the Registrant (the “Share Exchange”).  Following completion of the share exchange transaction, the Registrant now carries on the business of Galaxies’s subsidiary, BSTL as its sole line of business.

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

BSTL’s business model is oriented towards collecting revenue generated from the sales of the AIDS Medication Capsule.  BSTL’s business operations are structured around a series of contractual agreements, all of which were discussed and filed as Exhibits to the Company’s Form 8-K, filed with the Securities and Exchange Commission on October 23, 2009.  Pursuant to the contractual agreements, BSTL is entitled to receive a substantial portion of the revenue that BSTL anticipates will be generated by sales of the AIDS Medication Capsule by certain distributors.  BSTL’s business plan and the contractual agreements discussed herein relate only to the PRC.

The AIDS Medication Capsule is currently undergoing clinical trials in an effort to receive the requisite governmental approval for nationwide production and distribution.  Once BSTL receives the necessary governmental approval for nationwide production and distribution, it is anticipated that CHML, will enter into contracts with both manufacturers and wholesale distributors for the large scale production and distribution of the AIDS Medication Capsule throughout the PRC.

The chart below depicts the current and anticipated corporate and business structure of the Registrant.  The Registrant owns 100% of the capital stock of Galaxies River Limited and has no other direct subsidiaries.  Galaxies owns 100% of the capital stock of BSTL and has no other direct subsidiaries. BSTL has no subsidiaries.

Plan of Operation

As noted above, the Company is currently undergoing clinical trials in Beijing in an effort to obtain a Drug Registration License for the AIDS Medication Capsule; the Drug Registration License will provide the Company with the authority to produce and distribute the AIDS Medication Capsule throughout the PRC. The Company’s plan of operation for the next twelve months is to work towards obtaining the Drug Registration License from the Chinese Safe Food and Drug Administration (“SFDA”), and then promoting the production and nationwide distribution of the AIDS Medication Capsule.  The Company estimates that the clinical trials will be completed within approximately 6 months, and that the costs the Company will incur relating to the clinical trials will be approximately US$2 million dollars.  Currently, the Company has not yet earned any revenue from its business operations and has no current source of liquidity other than cash on hand and potential revenue from business operations.  The Company believes that it may not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months.  Prior to the receipt of any revenue from its business operations, the Company anticipates that it will rely on the cash on hand, which was made available by an interest-free, unsecured advance by the Company’s majority stockholder Yan Tsang, to pay expenses on its behalf.  Additionally, we anticipate raising the necessary funds for the clinical trials of the AIDS Medication Capsule through a private placement offering of the Company’s common stock; the specific details of such an offering have not yet been determined. If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

Liquidity and Capital Resources

As of February 28, 2009, the Company’s balance sheet reflected total current assets and total assets of $29,132 in the form of cash and cash equivalents, and total current liabilities and total liabilities of $86,430. During the period ended February 28, 2009, the Company experienced a net income in the amount of $1,493. The net income was primarily attributable to the adjustment of the audit fees for the RTO purpose.  As noted above, the Company believes that it may not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months.  Prior to the receipt of any revenue from its business operations, the Company anticipates that it will rely on the cash on hand, which was made available by an interest-free, unsecured advance by the Company’s majority stockholder Yan Tsang, to pay expenses on its behalf.  Additionally, we anticipate raising the necessary funds for the clinical trials of the AIDS Medication Capsule through a private placement offering of the Company’s common stock; the specific details of such an offering have not yet been determined. If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

Off Balance Sheet Arrangements

As of February 28, 2009, the Company did not have any off balance sheet arrangements

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended February 28, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The following exhibits are filed herewith:

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

SUPER LUCK, INC.

By:  /S/ Yan Tsang

Yan Tsang, Director, President, Chief Executive Officer, Chief Financial Officer, and

Principal Accounting Officer

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Yan Tsang

Yan Tsang, Director, President, Chief Executive Officer, Chief Financial Officer, and

Principal Accounting Officer

Date: April 14, 2009