Form 10-Q
period 2009-05-31
Super Luck, Inc.
filed 2009-07-15
CIK 1352482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

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

As of July 1, 2009, there were 30,908,960 shares of voting common stock, $0.001 par value, of Super Luck, Inc. issued and outstanding.

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

FOR THE SIX MONTHS ENDED MAY 31, 2009

Index to condensed consolidated financial statements

Pages

Condensed consolidated balance sheets

3

Condensed consolidated statements of operations and comprehensive loss

4

Condensed consolidated statements of cash flows

5

Notes to condensed consolidated financial statements

6 - 12

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2009 AND NOVEMBER 30, 2008

	As of	As of
	May 31,	November 30,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	28,957	49,553

Total assets	28,957	49,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	16,237	29,344
Amounts due to stockholders (Note 9)	75,141	78,989

Total liabilities	91,378	108,333

Stockholders’ deficit
Common stock - US$0.001 par value (Note 6) :
Authorized 100,000,000 shares; 30,908,960
shares issued and outstanding	30,909	30,909
Additional paid-in capital	(30,909)	(30,909)
Accumulated deficit during the development stage	(62,270)	(58,607)
Accumulated other comprehensive loss	(151)	(173)

Total stockholders’ deficit	(62,421)	(58,780)

Total liabilities and stockholders’ deficit	28,957	49,553

See accompanying notes to condensed consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2009

					Cumulative
	Three months ended May 31,		Six months ended May 31,		total since
	2009	2008	2009	2008	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
Formation expenses	-	-	-	-	1,069
General and administrative expenses	5,156	-	6,829	-	49,608

Loss from operations	(5,156)	-	(6,829)	-	(50,677)

Other income	-	-	3,164	-	3,164

Interest income	-	-	2	-	2

Loss before income taxes	(5,156)	-	(3,663)	-	(47,511)

Income taxes (Note 4)	-	-	-	-	-

Net loss	(5,156)	-	(3,663)	-	(47,511)

Other comprehensive loss
Foreign currency translation adjustment	33	-	22	-	(151)

Comprehensive loss	(5,123)	-	(3,641)	-	(47,662)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	-	(0.00)	-	(0.00)

Weighted average number of shares :
Basic and diluted	30,908,960	21,636,272	30,908,960	21,636,272	23,129,501

See accompanying notes to condensed consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2009

			Cumulative
	Six months ended May 31,		total since
	2009	2008	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities:
Net loss	(3,663)	-	(47,511)
Change in liabilities :
Accrued audit fee	(13,099)	-	12,879

Net cash used in operating activities	(16,762)	-	(34,632)

Cash flows from investing activities:
Cash acquired from the RTO	-	-	511

Net cash provided by investing activities	-	-	511

Cash flows from financing activities:
(Repayment to) advances from stockholders	(3,821)	-	62,921

Net cash (used in) provided by financing activities	(3,821)	-	62,921

Effect of exchange rate changes on cash and
cash equivalents	(13)	-	157

Net change in cash and cash equivalents	(20,596)	-	28,957

Cash and cash equivalents, beginning of period	49,553	-	-

Cash and cash equivalents, end of period	28,957	-	28,957

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 (UNAUDITED)

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

On October 20, 2008 the Company, Galaxies and the then sole stockholder of Galaxies (the “Stockholder”) entered into a Share Exchange Agreement (the “Exchange Agreement”). Pursuant to the terms of the Exchange Agreement, the Stockholder agreed to transfer all of the issued and outstanding share of common stock in Galaxies to the Company in exchange for the issuance of an aggregate of 21,636,272 shares of the Company’s common stock to him, thereby causing Galaxies and BSTL to become wholly-owned subsidiaries of the Company (the “Share Exchange”). The Share Exchange was consummated on the same day.

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

Galaxies is an investment holding whose major asset is the 100% equity interest in BSTL. BSTL has obtained the Intellectual Property Rights, the distribution rights and the production rights of the First Chinese Medicine Acquired Immunodeficiency Syndrome Capsules (“AIDS Medication Capsule”) developed by Century Health Medical Limited (“CHML”), a Chinese corporation. CHML engages in the research and development of the AIDS Medication Capsule as well as related medicines designed to combat AIDS and other pharmaceutical products in the PRC. The Stockholder, who is also the director, together with his family members own 100% equity interest in CHML.

The Company is a development stage company and has not yet generated any revenue during the reporting periods.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 (UNAUDITED)

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

In the opinion of the management of the Company, the unaudited condensed consolidated financial statements for the interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of the said periods.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed consolidated financial statements are prepared on a going concern basis, which have considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business.  As of May 31, 2009, the Company had cash and cash equivalents of US$28,957 and accumulated deficit during the development stage of US$62,270 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries.  All significant inter-company balances and transactions have been eliminated on consolidation.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.

Concentration of risk

The Company keeps cash in Hong Kong dollar (“HKD”) and Renminbi (“RMB”), and maintains HKD savings accounts with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

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

For financial reporting purpose, the financial statements of the Company and its subsidiaries prepared using their respective functional currency have been translated into United States dollar (“US$”).  Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ deficit is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net loss but are included in accumulated other comprehensive loss, a component of stockholders’ deficit.  The exchange rates in effect as of May 31, 2009 were HKD1 for US$0.1290 and RMB1 for US$0.1467.  There was no significant fluctuation in exchange rates for the conversion of HKD and RMB to US$ after the balance sheet date.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 (UNAUDITED)

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

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”.  FSP 141R-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R).

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (Cont’d)

In April 2009, the FASB issued three related Staff Positions (“FSP”): (i) FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, and (iii) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, each of which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The management is in the process of evaluating the impact these FSP will have on the Company’s financial statements upon adoption.

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate in the United States is as follows:

					Cumulative
	Three months ended May 31,		Six months ended May 31,		total since
	2009	2008	2009	2008	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(5,156)	-	(3,663)	-	(47,511)

Expected benefit at statutory rate
of 34%	(1,753)	-	(1,246)	-	(16,154)
Non-deductible items for tax	23	-	36	-	6,802
Non-taxable items for tax	-	-	(1,076)	-	(1,076)
Valuation allowance	1,730	-	2,286	-	10,428

Income taxes	-	-	-	-	-

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 (UNAUDITED)

4.

INCOME TAXES (CONT’D)

The components of recognized deferred income tax asset are as follows:

	As of May 31, 2009	As of November 30, 2008
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	10,428	8,142
Valuation allowance	(10,428)	(8,142)

	-	-

As of May 31, 2009, the Company and its subsidiary had incurred operating loss of US$30,671 which, if unutilized, US$29,648 will expire through to 2029 and US$1,023 will expire through to 2013. Future tax benefits arising as a result of these losses have been offset by valuation allowance.

5.

NET LOSS PER SHARE

During the reporting periods, the Company did not have any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

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

On October 20, 2008, the Company issued 21,636,272 shares of common stock of US$0.001 par value to the Stockholder to effect the RTO.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2009 (UNAUDITED)

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of May 31, 2009.

9.

RELATED PARTY TRANSACTIONS

As of May 31, 2009, two stockholders, who are also the directors, advanced in aggregate US$75,141 to the Company to finance its working capital. The advances are interest-free, unsecured and repayable on demand.

The Company maintained a mailing address and its employees were stationed at the office of a director for rent-free during the period from inception on August 10, 2005, to May 31, 2009.

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

Company Overview

Super Luck, Inc. was incorporated under the laws of the State of Delaware on August 10, 2005.  On October 20, 2008, Super Luck, Inc. completed a share exchange transaction with Galaxies River Limited (“Galaxies”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholder of Galaxies (the “Shareholder”).  Upon completion of the share exchange transaction, Galaxies and its wholly-owned subsidiary, Beijing ShijiJiayu Technology Limited (“BSTL”), a company incorporated under the laws of People’s Republic of China (“PRC”) became wholly-owned subsidiaries of the Registrant (the “Share Exchange”).  Following completion of the share exchange transaction, the Registrant now carries on the business of Galaxies’s subsidiary, BSTL as its sole line of business.

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

BSTL’s business model is oriented towards collecting revenue generated from the sales of the AIDS Medication Capsule.  BSTL’s business operations are structured around a series of contractual agreements, all of which were discussed and filed as Exhibits to the Company’s Form 8-K, filed with the Securities and Exchange Commission on October 23, 2008.  Pursuant to the contractual agreements, BSTL is entitled to receive a substantial portion of the revenue that BSTL anticipates will be generated by sales of the AIDS Medication Capsule by certain distributors.  BSTL’s business plan and the contractual agreements discussed herein relate only to the PRC.

The AIDS Medication Capsule is currently undergoing clinical trials in an effort to receive the requisite governmental approval for nationwide production and distribution.  Once BSTL receives the necessary governmental approval for nationwide production and distribution, it is anticipated that

CHML will enter into contracts with both manufacturers and wholesale distributors for the large scale production and distribution of the AIDS Medication Capsule throughout the PRC.

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

Liquidity and Capital Resources

As of May 31, 2009, the Company’s balance sheet reflects total assets of $28,957 in the form of cash and cash equivalents, and total liabilities of $91,378.  As noted above, the Company has not yet earned any revenue from its business operations and has no current source of liquidity other than cash on hand and potential revenue from business operations.  The Company believes that it may not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months.  Prior to the receipt of any revenue from its business operations, the Company anticipates that it will rely on the cash on hand, which was made available by an interest-free, unsecured advance by the Company’s majority stockholder Yan Tsang, to pay expenses on its behalf.  Additionally, we anticipate raising the necessary funds for the clinical trials of the AIDS Medication Capsule through a private placement offering of the Company’s common stock; the specific details of such an offering have not yet been determined. If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

Off Balance Sheet Arrangements

As of May 31, 2009, the Company did not have any off balance sheet arrangements

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended May 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: July 15, 2009