Form 10-Q
period 2009-08-31
Super Luck, Inc.
filed 2009-10-15
CIK 1352482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

As of October 15, 2009, there were 30,908,960 shares of voting common stock, $0.001 par value, of Super Luck, Inc. issued and outstanding.

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

FOR THE NINE MONTHS ENDED AUGUST 31, 2009

Index to condensed consolidated financial statements

Pages

Condensed consolidated balance sheets

3

Condensed consolidated statements of operations and comprehensive loss

4

Condensed consolidated statements of cash flows

5

Notes to condensed consolidated financial statements

6 - 11

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2009 AND NOVEMBER 30, 2008

	As of	As of
	August 31,	November 30,
	2009	2008
	(Unaudited)
	US$	US$

ASSETS

Current assets
Cash and cash equivalents	28,821	49,553

Total assets	28,821	49,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	12,296	29,344
Amounts due to stockholders (Note 9)	82,733	78,989

Total liabilities	95,029	108,333

Stockholders’ deficit
Common stock - US$0.001 par value (Note 6) :
Authorized 100,000,000 shares; 30,908,960
shares issued and outstanding	30,909	30,909
Additional paid-in capital	(30,909)	(30,909)
Accumulated deficit during the development stage	(66,030)	(58,607)
Accumulated other comprehensive loss	(178)	(173)

Total stockholders’ deficit	(66,208)	(58,780)

Total liabilities and stockholders’ deficit	28,821	49,553

See accompanying notes to condensed consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH AUGUST 31, 2009

	Three months ended August 31,		Nine months ended August 31,		Cumulative total since
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	inception
	2009	2008	2009	2008	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
Formation expenses	-	-	-	-	1,069
General and administrative expenses	3,760	-	10,589	-	53,368

Loss from operations	(3,760)	-	(10,589)	-	(54,437)

Other income	-	-	3,164	-	3,164

Interest income	-	-	2	-	2

Loss before income taxes	(3,760)	-	(7,423)	-	(51,271)

Income taxes (Note 4)	-	-	-	-	-

Net loss	(3,760)	-	(7,423)	-	(51,271)

Other comprehensive loss
Foreign currency translation adjustment	(27)	-	(5)	-	(178)

Comprehensive loss	(3,787)	-	(7,428)	-	(51,449)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares :
Basic and diluted	30,908,960	21,636,272	30,908,960	21,636,272	23,612,111

See accompanying notes to condensed consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH AUGUST 31, 2009

	Nine months ended August 31,		Cumulative total since
	2009	2008	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(7,423)	-	(51,271)
Change in liabilities :
Accrued audit fee	(17,043)	-	8,935

Net cash used in operating activities	(24,466)	-	(42,336)

Cash flows from financing activities :
Cash acquired from the RTO	-	-	511

Net cash provided by investing activities	-	-	511

Cash flows from financing activities :
Advances from stockholders	3,760	-	70,502

Net cash provided by financing activities	3,760	-	70,502

Effect of exchange rate changes on cash and
cash equivalents	(26)	-	144

Net change in cash and cash equivalents	(20,732)	-	28,821

Cash and cash equivalents, beginning of period	49,553	-	-

Cash and cash equivalents, end of period	28,821	-	28,821

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AUGUST 31, 2009 (UNAUDITED)

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

2.      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited.  These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 which was filed with the SEC on February 27, 2009.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed consolidated financial statements are prepared on a going concern basis, which have considered the realization of assets and satisfaction of liabilities in the Company’s normal course of business.  As of August 31, 2009, the Company had cash and cash equivalents of US$28,821 and accumulated deficit during the development stage of US$66,030 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the stockholders and seeking for profitable business opportunities.  However, the Company has no assurance with respect to these plans.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Income taxes

The Company accounts for income tax in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

Foreign currency translation

The functional currency of the Company and Galaxies is Hong Kong dollar (“HKD”) while that of BSTL is Renminbi (“RMB”).  The Company and its subsidiaries maintain their financial statements in their respective functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the period.

For financial reporting purpose, the financial statements of the Company and its subsidiaries prepared using their respective functional currency have been translated into United States dollar (“US$”).  Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholder’s deficit is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net loss but are included in accumulated other comprehensive loss, a component of stockholder’s deficit.  The exchange rates in effect as of August 31, 2009 were HKD1 for US$0.1290 and RMB1 for US$0.1466.  There was no significant fluctuation in exchange rates for the conversion of HKD and RMB to US$ after the balance sheet date.

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

In April 2009, the FASB issued Staff Position (“FSP”) No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”.  FSP 141R-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies.  FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R).

In April 2009, the FASB issued three related FSP: (i) FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, and (iii) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, each of which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The management is in the process of evaluating the impact these FSP will have on the Company’s financial statements upon adoption.

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events".  SFAS 165 modifies the definition of what qualifies as a subsequent event - those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued - and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The adoption of SFAS 165 had no material impact on the Company's results of operations, cash flows or financial condition.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”. SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The management is in the process of evaluating the impact SFAS 166 will have on the Company’s financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)".  Among other items, SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The management is in the process of evaluating the impact SFAS 167 will have on the Company’s financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s financial statements.

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate in the United States is as follows :-

	Three months ended August 31,		Nine months ended August 31,		Cumulative total since
	2009	2008	2009	2008	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(3,760)	-	(7,423)	-	(51,271)

Expected benefit at statutory rate
of 34%	(1,278)	-	(2,524)	-	(17,432)
Non-deductible items for tax	25	-	61	-	6,827
Non-taxable items for tax	-	-	(1,076)	-	(1,076)
Valuation allowance	1,253	-	3,539	-	11,681

Income taxes	-	-	-	-	-

The components of recognized deferred income tax asset is as follows :-

	As of	As of
	August 31,	November 30,
	2009	2008
	(Unaudited)
	US$	US$

Operating losses available for future periods	11,681	8,142
Valuation allowance	(11,681)	(8,142)

	-	-

As of August 31, 2009, the Company and its subsidiary had incurred operating loss of US$34,358 which, if unutilized, US$33,335 will expire through to 2029 and US$1,023 will expire through to 2013.  Future tax benefits arising as a result of these losses have been offset by valuation allowance.

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

On October 20, 2008, the Company issued 21,636,272 shares of common stock, par value US$0.001 per share, to the sole stockholder of GRL to effect the RTO.

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of August 31, 2009.

9.

RELATED PARTY TRANSACTIONS

As of August 31, 2009, two stockholders, who are also the directors, advanced in aggregate US$82,733 to the Company to finance its working capital. The advances are interest-free, unsecured and repayable on demand.

The Company maintained a mailing address and its employees were stationed at the office of a director for rent-free during the period from inception on August 10, 2005 to August 31, 2009.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note of Caution Regarding Forward Looking Statements

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS" AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

Once BSTL receives the necessary governmental approval for nationwide production and distribution of the Aids Medication Capsule, it is anticipated that CHML will enter into contracts with both manufacturers and wholesale distributors for the large scale production and distribution of the AIDS Medication Capsule throughout the PRC.

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
Distribution Agreement
Production Company
Distribution Company

Plan of Operation

The Company is planning on undergoing clinical trials in Beijing in an effort to obtain a Drug Registration License for the AIDS Medication Capsule; the Drug Registration License will provide the Company with the authority to produce and distribute the AIDS Medication Capsule throughout the PRC. The Company’s plan of operation for the next twelve months is to work towards obtaining the Drug Registration License from the Chinese Safe Food and Drug Administration (“SFDA”), and then promoting the production and nationwide distribution of the AIDS Medication Capsule.  The Company estimates that the clinical trials will be completed within approximately 6 months after the

Company raises the necessary funds to cover the cost of such trials, estimated to be approximately US$2 million dollars.  Currently, the Company has not yet earned any revenue from its business operations and has no current source of liquidity other than cash on hand and potential revenue from business operations.  The Company believes that it may not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months.  Prior to the receipt of any revenue from its business operations, the Company anticipates that it will rely on the cash on hand, which was made available by interest-free, unsecured advances by two stockholders, who are also directors, to pay expenses on its behalf.  Additionally, we anticipate raising the necessary funds for the clinical trials of the AIDS Medication Capsule through a private placement offering of the Company’s common stock; the specific details of such an offering have not yet been determined. If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

Liquidity and Capital Resources

As of August 31, 2009, the Company’s balance sheet reflects total assets of $28,821 in the form of cash and cash equivalents, and total liabilities of $95,029.  As noted above, the Company has not yet earned any revenue from its business operations and has no current source of liquidity other than cash on hand and potential revenue from business operations.  The Company believes that it may not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months.  Prior to the receipt of any revenue from its business operations, the Company anticipates that it will rely on the cash on hand, which was made available by interest-free, unsecured advances by two stockholders, who are also directors, to pay expenses on its behalf.  Additionally, we anticipate raising the necessary funds for the clinical trials of the AIDS Medication Capsule through a private placement offering of the Company’s common stock; the specific details of such an offering have not yet been determined. If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

Off Balance Sheet Arrangements

As of August 31, 2009, the Company did not have any off balance sheet arrangements

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended August 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: October 15, 2009