Form 10-K
period 2009-11-30
Super Luck, Inc.
filed 2010-04-14
CIK 1352482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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
Registrant’s telephone number, including area code: 852-2802-8663

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [ X ] No

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes   [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of April 14, 2010 the Company had 30,908,960 shares issued and outstanding.

PART I

ITEM 1. BUSINESS

Current Corporate and Business Structure

Super Luck, Inc. was incorporated under the laws of the State of Delaware on August 10, 2005 (“we”, “us”. the “Company”, or the “Registrant”).  As reported on a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 23, 2008, on October 20, 2008 Super Luck, Inc. (the “Registrant”), a Delaware corporation, completed a share exchange transaction  with Galaxies River Limited (“Galaxies”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholder of Galaxies (the “Shareholder”).  Upon completion of the share exchange transaction, Galaxies and its wholly-owned subsidiary, Beijing ShijiJiayu Technology Limited (“BSTL”), a company incorporated under the laws of People’s Republic of China (“PRC”) became wholly-owned subsidiaries of the Registrant (the “Share Exchange”).

Prior to the completion of the Share Exchange with Galaxies discussed above, the Registrant was in the early stages of business operations and had not yet earned any revenue from its business operations. Following completion of the share exchange transaction, the Registrant carries on the business of Galaxies’s subsidiary, BSTL as its sole line of business. As more fully described below, BSTL is engaged in holding the intellectual property rights, production rights, and sales rights of the First Chinese Medicine Acquired Immunodeficiency Syndrome (“AIDS”) Capsules (hereinafter referred to as the “AIDS Medication Capsule”) developed by Century Health Medical Limited (“CHML”), a Chinese company located at 11/F, Tower A, Soho New Town No. 88 Jianguo Road Chaoyang District, Beijing, China 100022. CHML engages in the research and development of the AIDS Medication Capsule, as well as related medicines and pharmaceutical products in China.

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

The foregoing description of the IP Transfer Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the IP Transfer Agreement, which was filed hereto as Exhibit 10.2 to a Form 8-K filed by the Company with the Securities and Exchange Commission on October 23, 2008, which is hereby by reference.

Amended Sales and Production Authorization Agreement

On February 28, 2010, BSTL and CHML entered into an Amended Sales and Production Authorization Agreement (the “Amended Sales and Production Authorization Agreement”), pursuant to which BSTL transferred both the production and sales rights of the AIDS Medication Capsule back to CHML.  Pursuant to the terms of the Amended Sales and Production Authorization Agreement, BSTL transferred 100% of the production rights and 100% of the sales rights of the AIDS Medication Capsule to CHML.  CHML was not required to provide any services or pay any fees to BSTL for the transfer of the production and sales and rights; however, once CHML begins selling the AIDS Medication Capsule, CHML is required to pay BSTL 9% of the sales revenue that CHML generates through its sales of the AIDS Medication Capsule. Under the Amended Sales and Production Authorization Agreement, CHML is solely responsible for the production costs associated with the sales of the AIDS Medication Capsule.  The Amended Sales and Production Authorization Agreement may be terminated by either party with fifteen (15) days prior written notice if the other party commits a material breach of the Amended Sales and Production Authorization Agreement.

The foregoing description of the Amended Sales and Production Authorization Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended Sales and Production Authorization Agreement, which was filed hereto as Exhibit 10.4 to a Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2010, which is hereby by reference.

Production and Distribution Agreements

As discussed below, the AIDS Medication Capsule is currently undertaking the preparation work of the clinical trials in an effort to receive the requisite governmental approval for nationwide production and distribution.  Once BSTL receives the necessary governmental approval for nationwide production and distribution, it is anticipated that CHML, pursuant to its rights under the Amended Sales and Production Authorization Agreement, will enter into contracts with both manufacturers and wholesale distributors for the large scale production and distribution of the AIDS Medication Capsule throughout the PRC.

The chart below depicts the current and anticipated corporate and business structure of the Registrant.  The Registrant owns 100% of the capital stock of Galaxies River Limited and has no other direct subsidiaries.  Galaxies owns 100% of the capital stock of BSTL and has no other direct subsidiaries. BSTL has no subsidiaries:

Super Luck, Inc.
(A Delaware corporation)
100% owned
Galaxies River Limited
(A British Virgin Islands Corporation)
Outside China
Inside China
100% owned
IP Transfer Agreement
Beijing ShijiJiayu Technology Limited
(A PRC Incorporated Company)
Sales Authorization Agreement
Century Health Medical Limited
(A PRC Inc. Company)
To Be Completed Upon Receipt of Drug Registration License for the AIDS Medication Capsule
Production Agreement
Distribution Agreement
Production Company
Distribution Company

Business Overview

Products

Pursuant to the terms of the IP Transfer Agreement, BSTL owns the intellectual property rights, production rights, and the sales rights of the AIDS Medication Capsule developed by CHML.  Under the Amended Sales and Production Authorization Agreement, BSTL has transferred its production and sales rights to the AIDS Medication Capsule to CHML.  Below is a brief description of the AIDS Medication Capsule:

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

To obtain the requisite approval from the Henan Drugs Surveillance Administrative Bureau, the AIDS Medication Capsule was tested for a duration of one year on more than a thousand patients who have been diagnosed with AIDS in the cities of Xincai and Shangqiu within the Henan Province.  Through its clinical trials in the Henan Province, the AIDS Medication Capsule has demonstrated its effectiveness in the treatment of AIDS through suppressing the Human Immunodeficiency Virus (“HIV”) and in enhancing the immune system of the human body.  Through its testing, the AIDS Medication Capsule was not found to have any toxic side effects. The Company is not currently selling the AIDS Medication Capsule in the Henan Province as it is now focused on undertaking the preparation work of the clinical trials in Beijing in an effort to receive the necessary approval for nationwide production and distribution of the AIDS Medication Capsule.

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

BSTL estimates that the clinical trials will be completed in approximately 6-9 months. The costs that the Company will incur relating to the clinical trials of the AIDS Medication Capsule are anticipated to be approximately US$2 million dollars.  The Company anticipates raising the necessary funds for the clinical trials through a private placement offering of the Company’s securities, as discussed more fully in the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Research and Development

Because the Company is only engaged in the ownership of the intellectual property rights, production rights and the sales rights to the AIDS Medication Capsule, the Company does not directly engage in any research and development activities.

Manufacturing and Distribution

Pursuant to the Amended Sales and Production Authorization Agreement, BSTL has transferred both the production and sales rights of the AIDS Medication Capsule to CHML.  As noted above, BSTL is currently going through the process of obtaining a Drug Registration License from the CSFDA to obtain the regulatory approval required to produce and distribute the AIDS Medication Capsule throughout the PRC.  During the clinical trials, the AIDS Medication Capsule will be exclusively manufactured by a hospital which will be designated by the Ministry of Health of the PRC.

In the event BSTL receives a Drug Registration License, then, pursuant to the Amended Sales and Production Authorization Agreement, CHML will be responsible for the manufacturing and distribution of the AIDS Medication Capsule on a national scale.  At that point in time, BSTL will not be actively engaged in either the manufacturing or distribution of the AIDS Medication Capsule.  However, as noted above, pursuant to the Amended Sales and Production Authorization Agreement, BSTL will receive 9% of the revenue generated by the sales of the AIDS Medication Capsule, while CHML will receive 91% of the revenue generated by the sales of the AIDS Medication Capsule.  CHML is responsible for all of the production costs associated with the AIDS Medication Capsule.

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

Employees

As of November 30, 2009, we had a total of 7 employees, including 5 general and administrative employees and 2 managerial employees.

Reports to Security Holders

We are required to file reports with the SEC under section 13(a) of the Securities Act.  The reports will be filed electronically.  You may read copies of any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports we file electronically.  The address for the SEC Internet site is http://www.sec.gov.

Subsequent Event.

As disclosed in the Definitive 14C Information Statement filed with the Securities and Exchange Commission on March 19, 2010, on March 5, 2010, the Company’s Board of Directors and the consenting majority shareholders adopted and approved resolutions to amend the Company’s Certificate of Incorporation to change the Company’s name “Beijing Century Health Medical, Inc.” The Company has not yet filed the Certificate of Amendment with the Delaware Secretary of State.  Subsequent to the filing of the Certificate of Amendment with the Secretary of State of Delaware, the Company will submit the required documentation to the Financial Industry Regulatory Authority to obtain a new trading symbol pursuant to the Company’s name change.

ITEM 2.

 PROPERTIES.

Our executive offices are located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong.  These offices are suitable for our current needs, and we will use these offices for the foreseeable future.

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

(REMOVED AND RESERVED).

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

	(U.S. $)
2008	HIGH	LOW
Quarter Ended February 28	$4.00	$4.00
Quarter Ended May 31	$4.50	$4.00
Quarter Ended August 31	$4.50	$4.50
Quarter Ended November 30	$4.50	$4.50

2009	HIGH	LOW
Quarter Ended February 28	$4.50	$4.50
Quarter Ended May 31	$4.50	$4.50
Quarter Ended August 31	$1.01	$1.01
Quarter Ended November 30	$1.01	$1.01

Holders As of November 30, 2009 there were 30,908,960 shares of common stock issued and outstanding and approximately 53 shareholders of record.

Dividends The Registrant has not declared or paid any cash dividends on its common stock during the period from inception to November 30, 2009.  There are no restrictions on the common stock that limit our ability of us to pay dividends if declared by the Board of Directors.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Registrant is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Registrant’s assets, after payment of the liabilities, is less than the aggregate of the Registrant’s liabilities and stated capital of all classes.

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

Company Overview

The Registrant was incorporated in the state of Delaware as Super Luck, Inc. on August 10, 2005. In October, the Registrant acquired Galaxies, and its wholly-owned subsidiary, BSTL. This transaction was accounted for as a “reverse merger” with Galaxies deemed to be the accounting acquirer and the Registrant as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the Share Exchange will be those of Galaxies’ and its operating subsidiary, BSTL and will be recorded at the historical cost basis of Galaxies and its subsidiary BSTL. After the completion of the Share Exchange, the Registrant’s consolidated financial statements will include the assets and liabilities of both Galaxies and BSTL, the historical operations of Galaxies and BSTL.

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

Plan of Operation

As noted above, the Company is currently undertaking the preparation work of the clinical trials in Beijing in an effort to obtain a Drug Registration License for the AIDS Medication Capsule; the Drug Registration License will provide the Company with the authority to produce and distribute the AIDS Medication Capsule throughout the PRC. The Company’s plan of operation for the next twelve months is to work towards obtaining the Drug Registration License from the CSFDA, and then promoting the production and nationwide distribution of the AIDS Medication Capsule.  The Company estimates that the clinical trials will be completed within approximately 6-9 months, and that the costs the Company will incur relating to the clinical trials will be approximately US$2 million dollars.  Currently, the Company has not yet earned any revenue from its business operations and has no current source of liquidity other than cash on hand and potential revenue from business operations.  The Company believes that it may not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months.  Prior to the receipt of any revenue from its business operations, the Company anticipates that it will rely on the cash on hand, which was made available by an interest-free, unsecured advance by the Company’s majority stockholder Yan Tsang, to pay expenses on its behalf.  Additionally, we anticipate raising the necessary funds for the clinical trials of the AIDS Medication Capsule through a private placement offering of the Company’s common stock; the specific details of such an offering have not yet been determined. If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

Liquidity and Capital Resources

As of November 30, 2009, the Company’s balance sheet reflected total current assets and total assets of $28,759 in the form of cash and cash equivalents, and total current liabilities and total liabilities of $108,838. During the year ended November 30, 2009, the Company experienced a net loss in the amount of $21,340. The net loss was primarily attributable to general and administrative expenses experienced by Galaxies in the start-up and organization of its business operations.

Off Balance Sheet Arrangements

As of November 30, 2009, the Company did not have any off balance sheet arrangements

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

November 30, 2009
Period end RMB : US$ exchange rate	6.8285
Average quarterly RMB : US$ exchange rate	6.8436

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

SUPER LUCK, INC.

 (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2009

INDEX TO FINANCIAL STATEMENTS

INDEX

Page
Report of Independent Registered Public Accounting Firm	19 – 20
Balance Sheet	21
Statements of Operations	22
Statements of Stockholder’s Equity (Deficit)	23
Statements of Cash Flows	24
Notes to Financial Statements	25 - 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Super Luck, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Super Luck, Inc. (the “Company”) as of November 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended November 30, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

During the year 2008, the Company's subsidiary, Beijing Shijijiayu Technology Limited (BSTL) had entered into an IP Transfer Agreement with Century Health Medical Limited (CHML). According to FIN 46R, CHML qualifies as a VIE since the equity investor in CHML had diverged part of the expected residue returns of the entity under the IP Transfer agreement. CHML should therefore be included in the consolidation of the financial statement of the Company. However, we are unable to complete audit procedures on the CHML and therefore the consolidated financial statement of the Company for the years 2009 and 2008 did not contain CHML. There is uncertainty as to the valuation of CHML and we were unable to satisfy ourselves as to the fair value of the Company.

In our opinion, except for the effects of such adjustments, if any, as might have been determined necessary had we been able to examine sufficient evidence regarding the fair value of CHML, the financial statements referred to above presents fairly, in all material respects, the financial position of Super Luck Inc. as of November 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with general accepted accounting principles generally accepted in United States of America.

The accompanying consolidated financial statements for the year ended November 30, 2009 and 2008, have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant an accumulated deficit, which would raise sufficient doubt about its ability as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ PARKER RANDALL CF (H.K.) CPA LIMITED

Certified Public Accountants

Hong Kong

SUPER LUCK INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

FOR THE YEAR ENDED NOVEMBER 30, 2009 AND 2008

(Stated in US Dollars)

	2009	2008
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	28,759	49,553

Total assets	28,759	49,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	20,360	29,344
Amounts due to stockholders	88,478	78,989

Total liabilities	108,838	108,333

Commitments and contingencies

Stockholders’ deficit
Common stock - US$0.001 par value :
Authorized 100,000,000 shares; Issued and outstanding
30,908,960 in 2009 and 30,908,960 in 2008	30,909	30,909
Additional paid-in capital	(21,636)	(21,636)
Accumulated deficit during the development stage	(89,220)	(67,880)
Accumulated other comprehensive loss	(132)	(173)

Total stockholders’ deficit	(80,079)	(58,780)

Total liabilities and stockholders’ deficit	28,759	49,553

See the accompanying notes to financial statements

SUPER LUCK INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH

NOVEMBER 30, 2009

(Stated in US Dollars)

			Cumulative
	For the year ended		total
	November 30,		since
	2009	2008	inception
	US$	US$	US$

Revenue	-	-	-
Other income	3,167	-	3,167

Expenses
Formation expenses	-	1,069	1,069
General and administrative expenses	24,507	42,779	67,286

Loss before income taxes	(21,340)	(43,848)	(65,188)
Income taxes (Note 4)	-	-	-

Net loss	(21,340)	(43,848)	(65,188)

Other comprehensive gain / (loss)
Foreign currency translation adjustment	41	(173)	(132)

Comprehensive loss	(21,299)	(44,021)	(65,320)

Net loss per share :
Basic and diluted	(0.001)	(0.002)	(0.003)

Weighted average number of shares :
Basic and diluted	30,908,960	22,700,351	24,033,975

See the accompanying notes to financial statements

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH

NOVEMBER 30, 2009

 (Stated in US Dollars)

				Accumulated	Accumulated
				deficit during	other
	Common stock		Additional	the development	comprehensive
	No. of shares	Amount	paid-in capital	stage	income	Total
		$	$	$	$	$

Balance as of August 10, 2005
November 30, 2005, 2006 and 2007	21,636,272	21,636	(21,636)	-	-	-

Recapitalization	9,272,688	9,273	-	(24,032)	-	(14,759)

Net loss for the year	-	-	-	(43,848)	-	(43,848)

Foreign currency translation	-	-	-	-	(173)	(173)
Adjustment

Balance as of November 30, 2008	30,908,960	30,909	(21,636)	(67,880)	(173)	(58,780)

Net loss for the year	-	-	-	(21,340)	-	(21,340)

Foreign currency translation	-	-	-	-	41	41
Adjustment

Balance as of November 30, 2009	30,908,960	30,909	(21,636)	(89,220)	(132)	(80,079)

See the accompanying notes to financial statements

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH

NOVEMBER 30, 2009

(Stated in US Dollars)

			Cumulative
	For the year ended		total
	November 30,		since
	2009	2008	inception
	US$	US$	US$
Cash flows from operating activities :
Net loss	(21,340)	(43,848)	(65,188)
Change in liabilities :
Accrued expenses	(8,984)	25,978	16,994

Net cash used in operating activities	(30,324)	(17,870)	(48,194)

Cash flows from investing activities :
Cash acquired from the RTO	-	511	511

Net cash from investing activities	-	511	511

Cash flows from financing activities :
Advances from stockholders	9,489	66,742	76,231

Net cash provided by financing activities	9,489	66,742	76,231

Effect of exchange rate changes on cash
and cash equivalents	41	170	211

Net change in cash and cash equivalents	(20,794)	49,553	28,759

Cash and cash equivalents, beginning of period	49,553	-	-

Cash and cash equivalents, end of period	28,759	49,553	28,759
Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2009

(Stated in US Dollars)

1.

Corporation information

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

FOR THE YEARS ENDED NOVEMBER 30, 2009

(Stated in US Dollars)

2.

Description of business

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

As reflected in the accompanying financial statements, the Company has a net loss of $65,188 and net cash used in operations of $48,194 for the year ended November 30, 2009; and a working capital deficit of $80,079, deficit accumulated during the development stage of $89,220 and a stockholder’s deficit of $80,079 at November 30, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2009

(Stated in US Dollars)

3.      Summary of significant accounting policies

(a)Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

(b)Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries.  All significant inter-company balances and transactions have been eliminated on consolidation.

(c)Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation of useful lives of property, plant and equipment. Actual results could differ from those estimates.

(d)Net loss per stock

Basis loss per stock is calculated by dividing net loss by the weighted-average number of common stocks outstanding during the year, and does not include the impact of any potentially dilutive common stock equivalents. Potential common stocks are not included in the computation of loss per stock, if their effect is anti-dilutive.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2009

(Stated in US Dollars)

3.

Summary of significant accounting policies (Continued)

(e) Economic and political risks

The Group’s operations are conducted in Hong Kong and the PRC. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(f)Concentration of risk

The Company keeps cash in Hong Kong dollar (“HKD”) and Renminbi (“RMB”) and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

(g)Cash and cash equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or loss to be cash equivalents. The Company maintains bank accounts only in the Hong Kong. The Company does not maintain any bank accounts in the United States of America. At November 30, 2009 and 2008, the company had US$28,759 and US$49,553 in cash equivalents respectively.

(h)Foreign currency translation

The functional currency of the Company and Galaxies is HKD while that of BSTL is RMB.  The Company and its subsidiaries maintain their financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2009

(Stated in US Dollars)

3.

Summary of significant accounting policies (Continued)

(h) Foreign currency translation (Continued)

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets, liabilities and stockholders’ equity are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

	30.11.2009	30.11.2008
Year end RMB : US$ exchange rate	6.8285	6.8359
Average yearly RMB : US$ exchange rate	6.8436	7.0059

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(i)Income tax

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(j)Comprehensive income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.

Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2009

(Stated in US Dollars)

3.       Summary of significant accounting policies (Continued)

(k)Fair values of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, prepayment, deposit and other receivables approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

The Company did not have any hedging activities during the reporting period. As the functional currencies of the Company are RMB$ the exchange difference on translation to US dollars for reporting purpose is taken to other comprehensive income.

(l)Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(m)Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2009

(Stated in US Dollars)

3.      Summary of significant accounting policies (Continued)

(m) Recent Accounting Pronouncements (Continued)

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No.142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 have a material impact on its financial statements.

In May 2008, the FASB issued statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our combined results of operations and financial condition.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2009

(Stated in US Dollars)

3.

   Summary of significant accounting policies (Continued)

 (m) Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive no forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2009

(Stated in US Dollars)

4.      Income Taxes

United States Tax

The Company is subject to income tax in the United States. No provision for income tax in the United States has been made as the Company had no taxable income for the reporting periods.  The statutory tax rate is 34%.

BVI Tax

Galaxies was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC Tax

BSTL is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25%.  No provision for enterprise income tax in the PRC has been made as BSTL had no taxable income for the current reporting period.

A reconciliation of income taxes at statutory rate in the United States is as follows :

			Cumulative
	For the year ended		total
	November 30,		since
	2009	2008	inception
	US$	US$	US$

Loss before income taxes	(21,340)	(43,848)	(65,188)

Expected benefit at statutory rate of 34%	(7,255)	(14,908)	(22,163)
Non-deductible items for tax Valuation allowances	- 7,255	6,766 8,142	6,766 15,397

Income taxes	-	-	-

As of November 30, 2009, the Company and its subsidiary had incurred operating losses of US$45,288 which, if unutilized, US$44,265 will expire through to 2028 and US$1,023 will expire through to 2013. Future tax benefits arising as a result of these losses have been offset by valuation allowances.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2009

(Stated in US Dollars)

5.      AMOUNTS DUE TO STOCKHOLDERS

   The amounts due to stockholders is unsecured, interest-free and repayable on demand.

6.      COMMITMENTS AND CONTINGENCIES

 There is no foreseeable commitments or contingencies for the year ended November 30,

 2009.

7.      COMMON STOCK

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K filed with the SEC on April 12, 2010, the Company changed its auditors.  There have been no disagreements with our accountants on accounting and financial disclosure.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of November 30, 2009, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The respective positions and ages of the directors and executive officers of the Registrant and its subsidiaries, Galaxies and BSTL, as of April 13, 2010 are shown in the following tables.  Each director of the Registrant has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified.  Vacancies in the existing Board of Directors of the Registrant are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person, and no officer or director is acting on behalf of or will act at the direction of any other person.

Super Luck, Inc.

Name	Age	Position Held and Tenure
Yan Tsang	53	Director since October 2008
Wilson Kin Cheung	35	Director since August 10, 2005; Chief Executive Officer and Chief Financial Officer since March 2010

Galaxies

Name	Age	Position Held and Tenure
Yan Tsang	53	Director, Chief Executive Officer, and Chief Financial Officer since April 2008

BSTL

Name	Age	Position Held and Tenure
Yan Tsang	53	Director, Chief Executive Officer, and Chief Financial Officer since September 2008

Biographical Information

Mr. Wilson Kin Cheung  Wilson Kin Cheung is 35 years old.  Mr. Wilson Kin Cheung is currently a director of the Registrant. Mr. Cheung has more than ten years of experience in the investment banking and corporate finance areas in Hong Kong markets. From July 2005 to the present, Mr. Cheung has been the managing director of Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region. From April 2002 to July 2005, Mr. Cheung was a director of Apex Wealth Enterprises Limited, a BVI company (now known as China Security and Surveillance Technology, Inc.) whose business is to manufacture, distribute, install and service security and surveillance products and systems and to develop security and surveillance related software in China. Mr. Cheung was with First Asia Finance Group Limited from December 2001 to July 2005. Mr. Cheung holds a Bachelor of Business degree from the Swinburne University of Technology in Melbourne, Australia. He obtained an EMBA in the Chinese University of Hong Kong in 2006.

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

Mr. Yan Tsang  Yan Tsang is 53 years old. He has been the director and Chief Executive Officer and Chief Financial Officer of the Registrant since October 2008.  In addition to his work with the Registrant, Mr. Yan Tsang is also the director and chief executive officer of BSTL, and director of CHML.  He is responsible for the overall business planning and strategic development of both BSTL and CHML. He has been working in a pharmaceutical institution since the early 1980s. In the late 1980s, he was engaged in the international trading and investment of various projects. He participated in projects relating to the development of securities, property investment, entertainment and pharmaceutical products.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant’s officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Registrant with copies of all Section 16(a) forms they file.  Based solely upon a review of the forms submitted to the Company with respect to its most recent fiscal year, the Company believes that all Section 16(a) forms have been filed as required.

Code of Ethics

The Registrant has not yet adopted a code of ethics.  The Registrant intends to adopt a code of ethics in the near future.

Audit Committee Expert

The Company does not have an Audit Committee.  Because the Company does not have an Audit Committee it does not currently have a financial expert serving on an Audit Committee.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth executive compensation for fiscal years ended 2009 and 2008.

Summary Compensation Table

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Yan Tsang, CEO / CFO (1)	2009 2008	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Wilson Kin Cheung CEO / CFO (1)	2008	--	--	--	--	--	--	--	--

(1)

As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 9, 2010, on March 8, 2010, Yan Tsang resigned as the Company’s chief executive officer and chief financial officer and Mr. Wilson Kin Cheung as appointed as the Company’s chief executive officer and chief financial officer.

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

The following table sets forth the compensation of our directors for the fiscal year ended 2009:

Fees
	Earned			Non-Equity
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Wilson Kin Cheung	--	--	--	--	--	--	--
Yan Tsang	--	--	--	--	--	--	--

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 30, 2009, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group, and of each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr Yan Tsang, a director and majority shareholder of the Company is also the sole director and a shareholder of CHML.  The Company has entered into both an IP Transfer Agreement and the Amended Sales and Production Authorization Agreement with CHML, both of which directly impact the Company’s business operations and may be deemed to be related transactions:

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

The foregoing description of the IP Transfer Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the IP Transfer Agreement, which is filed hereto as Exhibit 10.2, and incorporated herein by reference.

Amended Sales and Production Authorization Agreement

On February 28, 2010, BSTL and CHML entered into an Amended Sales and Production Authorization Agreement (the “Amended Sales and Production Authorization Agreement”), pursuant to which BSTL transferred both the production and sales rights of the AIDS Medication Capsule back to CHML.  Pursuant to the terms of the Amended Sales and Production Authorization Agreement, BSTL transferred 100% of the production rights and 100% of the sales rights of the AIDS Medication Capsule to CHML.  CHML was not required to provide any services or pay any fees to BSTL for the transfer of the production and sales and rights; however, once CHML begins selling the AIDS Medication Capsule, CHML is required to pay BSTL 9% of the sales revenue that CHML generates through its sales of the AIDS Medication Capsule. Under the Amended Sales and Production Authorization Agreement, CHML is solely responsible for the production costs associated with the sales of the AIDS Medication Capsule.  The Amended Sales and Production Authorization Agreement may be terminated by either party with fifteen (15) days prior written notice if the other party commits a material breach of the Amended Sales and Production Authorization Agreement.

The foregoing description of the Amended Sales and Production Authorization Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended Sales and Production Authorization Agreement, which was filed hereto as Exhibit 10.4 to a Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2010, which is hereby by reference.

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

Based upon the foregoing criteria, our Board of Directors has determined that Wilson Cheung is not an independent director under these rules as he is employed by the Registrant as its Chief Executive Officer and Chief Financial Officer.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Parker Randall CF (H.K.) CPA Limited for audit of the Company's financial statements for the fiscal years ended November 30, 2009 were $6,000. The aggregate fees billed by PKF Certified Public Accountants for audit of the Company's financial statements for the fiscal year ended November 30, 2008 were $8,824

Audit Related Fees

(2)

Parker Randall CF (H.K.) CPA Limited did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009 and 2008.  PKF Certified Public Accountants did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009 and 2008.

Tax Fees

(3)

The aggregate fees billed by Parker Randall CF (H.K.) CPA Limited for tax compliance, advice and planning were $0.00 for the fiscal year ended November 30, 2009 and $0.00 for the fiscal year ended November 30, 2008. The aggregate fees billed by PKF Certified Public Accountants for tax compliance, advice and planning were $0.00 for the fiscal year ended November 30, 2009 and $0.00 for the fiscal year ended November 30, 2008.

All Other Fees

 (4)

Parker Randall CF (H.K.) CPA Limited did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2009 and 2008.  PKF Certified Public Accountants did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2009 and 2008.

Audit Committees Pre-approval Policies and Procedures

(5)

Super Luck, Inc. does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for fiscal year ended November 30, 2009.

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

10.4

Amended Sales and Production Authorization Agreement dated February 28, 2010 by and between CHML and BSTL (incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on March 8, 2010).

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

SUPER LUCK, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, Director, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer

Date: April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ Wilson Cheung

Wilson Cheung, Director, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer

Date: April 14, 2010