Form 10-Q
period 2010-02-28
Super Luck, Inc.
filed 2010-04-19
CIK 1352482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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
Registrant’s telephone number, including area code: 852-2806-8663

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

As of April 19, 2010, there were 30,908,960 shares of voting common stock, $0.001 par value, of Super Luck, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Super Luck, Inc. (“we”, “us”, “our”, “Super Luck”, the “Company”, or the “Registrant”) a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2009.

SUPER LUCK INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010

Index to condensed consolidated financial statements

Pages

Condensed consolidated balance sheets	3

Condensed consolidated statements of operations and	4
comprehensive income (loss)

Condensed consolidated statements of cash flows	5

Notes to condensed consolidated financial statements	6-16

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2010 AND NOVEMBER 30, 2009

	As of	As of
	February 28,	November 30,
	2010	2009
	(Unaudited)	(Audited)
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	30,089	28,759

Total assets	30,089	28,759

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities
Accrued expenses	19,895	20,360
Amounts due to stockholders (Note 5)	94,915	88,478

Total liabilities	114,810	108,838

Commitments and contingencies (Note 6)

Stockholders deficit
Common stock - US$0.001 par value (Note 7) :
Authorized 100,000,000 shares; 30,908,960
shares issued and outstanding	30,909	30,909
Additional paid-in capital	(21,636)	(21,636)
Accumulated deficit during the development stage	(94,006)	(89,220)
Accumulated other comprehensive loss	12	(132)

Total stockholders' deficit	(84,721)	(80,079)

Total liabilities and stockholders' deficit	30,089	28,759

See accompanying notes to condensed consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 28, 2010

	For the three months ended February 28, 2010	For the three months ended February 28, 2009	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Revenue	-	-	-

Expenses
Formation expenses	-	-	1,069
General and administrative expenses	4,786	1,673	72,072

Loss from operations	(4,786)	(1,673)	(73,141)
Other income	-	3,167	3,167

Loss from operations income (loss) before income taxes	(4,786)	1,484	(69,974)
Income taxes (Note 4)	-	-	-

Net income (loss)	(4,786)	1,494	(69,974)

Other comprehensive loss
Foreign currency translation adjustment	144	(11)	12

Comprehensive income (loss)	(4,642)	1,483	(69,962)

Net income (loss) per share :
Basic and diluted	(0.00015)	0.00005	(0.00287)

Weighted average number of shares:
Basic and diluted	30,908,960	30,908,960	24,405,819

See accompanying notes to condensed consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 28, 2010

	For the three months ended February 28, 2010	For the three months ended February 28, 2009	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities:
Net income (loss)	(4,786)	1,494	(69,974)
Change in liabilities:
Accrued expenses	465	(14,256)	16,529

Net cash used in operating activities	(5,251)	(12,762)	(53,445)

Cash flows from investing activities:
Cash acquired from the RTO	-	-	511

Net cash provided by investing activities	-	-	511

Cash flows from financing activities:
Advances from (Repayment to) stockholders	6,437	(7,600)	82,668

Net cash provided by (used in) financing activities	6,437	(7,600)	82,668

Effect of exchange rate changes on cash and cash equivalents	144	(59)	355

Net change in cash and cash equivalents	1,330	(20,421)	30,089

Cash and cash equivalents, beginning of period	28,759	49,553	-

Cash and cash equivalents, end of period	30,089	29,132	30,089
Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed consolidated financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED)

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

 2.

BASIS OF PRESENTATION

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

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED)

 2.

BASIS OF PRESENTATION (CON’D)

The Company’s major stockholder, who is also the director, together with his family members owns 100% equity interest in CHML.

As reflected in the accompanying financial statements, the Company has a net loss of $4,786 and net cash used in operations of $5,251 for the three months ended February 28, 2010; and a working capital deficit of $84,721, deficit accumulated during the development stage of $94,006 and a stockholder’s deficit of $84,721 at February 28, 2010.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Method of Accounting

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

(b) Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries.  All significant inter-company balances and transactions have been eliminated on consolidation.

(c) Use of estimates

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED)

 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(d) Net loss per stock

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

(f) Concentration of risk

The Company keeps cash in Hong Kong dollar (“HKD”) and Renminbi (“RMB”) and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

(g) Cash and cash equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or loss to be cash equivalents. The Company maintains bank accounts only in the Hong Kong. The Company does not maintain any bank accounts in the United States of America. At February 28, 2010 November 30, 2009, the company had US$19,895 and US$28,759 in cash equivalents respectively.

(h) Foreign currency translation

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED)

 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(h) Foreign currency translation (Cont’d)

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

	28.02.2010	30.11.2009
Three months end RMB : US$ exchange rate	6.8367	6.8285

	28.02.2010	28.02.2009
Average 3-month RMB : US$ exchange rate	6.8361	6.8488

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(i) Income tax

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

(j) Comprehensive income

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED)

 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(k) Fair values of financial instruments

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

(l) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(m) Recent Accounting Pronouncements

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED)

 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(m) Recent Accounting Pronouncements (Cont'd)

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED)

 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(m) Recent Accounting Pronouncements (Cont'd)

In April 2009, the FASB issued FSP 157-4, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of the provisions of FSP 157-4 is not anticipated to materially impact on the Company’s results of operations or the fair values of its assets and liabilities.

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued and was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s results of operations or financial condition. The Company evaluated all subsequent events that occurred from January 1, 2010 through January 30, 2010, inclusive, and does not found any material subsequent events are required to disclose.

In June 2009, the FASB issued SFAS No. 166 ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS (“SFAS 166). This statement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and is required to be adopted by the Company in the first quarter of fiscal year 2011. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of SFAS 166 to have a material impact on the Company’s financial position, results of operations and cash flows.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED)

 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(m) Recent Accounting Pronouncements (Cont'd)

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R)”, which is codified as ASC 810. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASC 810 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a significant impact to the Company’s financial statements.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED)

 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(m) Recent Accounting Pronouncements (Cont'd)

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”)”. ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASU 2009-17 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

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

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED)

 4.

INCOME TAXES (CON'D)

A reconciliation of income taxes at statutory rate in the United States is as follows:

	For the three months ended February 28, 2010	For the three months ended February 28, 2009	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Income (loss) before income taxes	(4,786)	1,494	(69,974)

Expected benefit at statutory rate of 34%	(1,627)	507	(23,790)

Non-deductible items for tax	-	13	6,766

Non-taxable items for tax	-	-	-

Valuation allowance	1,627	(520)	17,024

	-	-	-

As of February 28, 2010, the Company and its subsidiary had incurred operating loss of US$50,074 which, if unutilized, US$49,051 will expire through to 2028 and US$1,023 will expire through to 2013. Future tax benefits arising as a result of these losses have been offset by valuation allowances.

 5.

AMOUNTS DUE TO STOCKHOLDERS

The amounts due to stockholders is unsecured, interest-free and repayable on demand.

 6.

COMMITMENTS AND CONTINGENCIES

 There is no foreseeable commitments or contingencies for the three months ended February 28, 2010.

SUPER LUCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010 (UNAUDITED)

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

Company Overview

Super Luck, Inc. was incorporated under the laws of the State of Delaware on August 10, 2005.  On October 20, 2008, Super Luck, Inc. completed a share exchange transaction with Galaxies River Limited (“Galaxies”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholder of Galaxies (the “Shareholder”).  Upon completion of the share exchange transaction, Galaxies and its wholly-owned subsidiary, Beijing ShijiJiayu Technology Limited (“BSTL”), a company incorporated under the laws of People’s Republic of China (“PRC”) became wholly-owned subsidiaries of the Company (the “Share Exchange”).  Following completion of the Share Exchange, the Company now carries on the business of Galaxies’s subsidiary, BSTL as its sole line of business.

BSTL is engaged in holding the intellectual property rights, production rights, and sales rights of the First Chinese Medicine Acquired Immunodeficiency Syndrome (“AIDS”) Capsules (hereinafter referred to as the “AIDS Medication Capsule”) developed by Century Health Medical Limited (“CHML”), a Chinese company. CHML engages in the research and development of the AIDS Medication Capsule, as well as related medicines and pharmaceutical products in China.

BSTL’s business model is oriented towards collecting revenue generated from the sales of the AIDS Medication Capsule.  BSTL’s business operations are structured around a series of contractual agreements, all of which were discussed and filed as Exhibits to Forms 8-K filed by the Company with the Securities and Exchange Commission on October 23, 2008 and March 8, 2010 (the contractual agreements and all amendments thereto are collectively referred to herein as the “Contractual Agreements”).  Pursuant to the Contractual Agreements, BSTL is entitled to receive 9% of the revenue that CHML generates through sales of the AIDS Medication Capsule.  BSTL’s business plan and the contractual agreements discussed herein relate only to the PRC.

CHML is in the process of undertaking the preparation work of the clinical trials for the AIDS Medication Capsule in an effort to obtain a Drug Registration License from the Chinese government.  Once CHML receives the necessary governmental approval for nationwide production and distribution of the AIDS Medication Capsule, it is anticipated that CHML will enter into contracts with both manufacturers and wholesale distributors for the large scale production and distribution of the AIDS Medication Capsule throughout the PRC.  As of the date of this quarterly report, CHML has not received government approval for the AIDS Medication Capsule and has not generated any revenue from the sale of the AIDS Medication Capsule.

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
Inside China
Beijing ShijiJiayu Technology Limited
(A PRC Incorporated Company)
IP Transfer Agreement
Century Health Medical Limited
(A PRC Inc. Company)
Sale Authorization Agreement
Production
Distribution Agreement
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

Liquidity and Capital Resources

As of February 28, 2010, the Company’s balance sheet reflects total assets of $30,089 in the form of cash and cash equivalents, and total liabilities of $114,810.  As noted above, the Company has not yet earned any revenue from its business operations and has no current source of liquidity other than cash on hand and potential revenue from business operations.  The Company believes that it may not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months.  Prior to the receipt of any revenue from its business operations, the Company anticipates that it will rely on the cash on hand, which was made available by an interest-free, unsecured advance by the Company’s majority stockholder Yan Tsang, to pay expenses on its behalf.  Additionally, we anticipate raising the necessary funds for the clinical trials of the AIDS Medication Capsule through a private placement offering of the Company’s common stock; the specific details of such an offering have not yet been determined. If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

Off Balance Sheet Arrangements

As of February 28, 2010, the Company did not have any off balance sheet arrangements

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended February 28, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION.

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

SUPER LUCK, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, Director, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date: April 19, 2010