Form 10-K/A
period 2009-11-30
Beijing Century Health Medical, Inc.
filed 2011-01-03
CIK 1352482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Beijing Century Health Medical, Inc.

 (Name of small business in its charter)

Delaware	000-51817	33-1123472
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Room 306, 3rd Floor, Beautiful Group Tower 77 Connaught Road, Central, Hong Kong
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of December 31, 2010, the Company had 30,908,960 shares issued and outstanding.

EXPLANATORY NOTE:

As disclosed on Form 8-K filed with the Securities and Exchange Commission on May 10, 2010, on February 24, 2010, Beijing Century Health Medical, Inc., a Delaware corporation (fka Super Luck, Inc.) concluded that its previously issued audited financial statements for its fiscal years ended November 30, 2008 and 2009, which were included in its reports on Form 10-K for the fiscal year ended November 30, 2009, and previously issued interim unaudited financial statements which were included in its reports on Form 10-Q for the periods ended February 28, 2009, May 31, 2009, August 31, 2009, and February 28, 2010 should no longer be relied on because of an error in such financial statements.  Specifically, management initially determined that due to the Registrant’s financial arrangement with Century Health Medical Limited (“CHML”) from October 20, 2008 through February 28, 2010, CHML was considered to be a variable interest entity of the Registrant, and as such, the Registrant was required to consolidate its financial statements with those of CHML for the specified periods. Management subsequently concluded that this determination regarding CHML was erroneous, and instead concluded that transfer rights that the Registrant possesses with CHML do not establish a variable interest entity relationship, but rather such transfer rights are to be treated as capital contributions from shareholders of CHML.

Accordingly, Beijing Century Health Medical, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K, which was filed with the Securities and Exchange Commission on April 14, 2010 (the “Original Filing”) to: i) update the information contained in Item 1 Business;  ii) restate and reissue its audited financial statements for fiscal year ended November 30, 2009 contained in the Original Filing; iii) update the information contained in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation; iv) update the information contained in Item 8 Changes in and Disagreements Accountants on Accounting and Financial Disclosure; v) update the information contained in Item 9A(T) Controls and Procedures; vi) update information contained in Item 13 Certain Relationships and Related Transactions and Director Independence; and vii) update the company’s name within the Amendment.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I

ITEM 1. BUSINESS

Current Corporate and Business Structure

Beijing Century Health Medical, Inc. (fka “Super Luck, Inc.”) (“we”, “us”. the “Company”, or the “Registrant”) was incorporated under the laws of the State of Delaware on August 10, 2005.  As reported on a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 23, 2008, on October 20, 2008, the Company completed a share exchange transaction with Galaxies River Limited

(“Galaxies”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholder of Galaxies (the “Shareholder”).  Upon completion of the share exchange transaction, Galaxies and its wholly-owned subsidiary, Beijing ShijiJiayu Technology Limited (“BSTL”), a company incorporated under the laws of People’s Republic of China (“PRC”) became wholly-owned subsidiaries of the Registrant (the “Share Exchange”).

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

Amended Sales and Production Authorization Agreement

As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010, on

February 28, 2010, BSTL and CHML entered into an Amended Sales and Production Authorization Agreement (the “Amended Sales and Production Authorization Agreement”), pursuant to which BSTL transferred both the production and sales rights of the AIDS Medication Capsule back to CHML.  Pursuant to the terms of the Amended Sales and Production Authorization Agreement, BSTL transferred 100% of the production rights and 100% of the sales rights of the AIDS Medication Capsule to CHML.  CHML was not required to provide any services or pay any fees to BSTL for the transfer of the production and sales rights; however, once CHML begins selling the AIDS Medication Capsule, CHML is required to pay BSTL 9% of the sales revenue that CHML generates through its sales of the AIDS Medication Capsule. Under the Amended Sales and Production Authorization Agreement, CHML is solely responsible for the production costs associated with the sales of the AIDS Medication Capsule.  The Amended Sales and Production Authorization Agreement may be terminated by either party with fifteen (15) days prior written notice if the other party commits a material breach of the Amended Sales and Production Authorization Agreement.

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

Beijing Century Health Medical, Inc.
(A Delaware Corporation)
100% owned
Galaxies River Limited
(A British Virgin Islands Corporation)
Outside China
Inside China
100% owned
IP Transfer Agreement
Beijing ShijiJiayu Technology Limited
(A PRC Incorporated Company)
Sales Authorization Agreement
Century Health Medical Limited
(A PRC Inc. Company)
To Be Completed Upon Receipt of the Drug Registration License for the AIDS Medication Capsule
Production Agreement
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

Nationwide

On July 29, 2008, the AIDS Medication Capsule was granted the regulatory approval from the Ministry of Health of the PRC to undergo clinical trials in Beijing in an effort to obtain a Drug Registration License from the Chinese State Food and Drug Administration (“CSFDA”).  The Drug Registration License will provide BSTL with the authority to manufacture and distribute the AIDS Medication Capsule nationwide throughout the PRC. The receipt of the Drug Registration License from the CSFDA will expand BSTL’s rights to produce and distribute the AIDS Medication Capsule from exclusively within the Henan Province to all of the PRC.

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

Research and Development

Because the Company is only engaged in the ownership of the intellectual property rights, production rights and the sales rights of the AIDS Medication Capsule, the Company does not directly engage in any research and development activities.

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

Marketing

BSTL will authorize CHML to carry out the marketing strategies so that CHML can promote and introduce the AIDS Medication Capsule to wholesalers throughout the PRC.

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

Reports to Security Holders

We are required to file reports with the SEC under section 13(a) of the Securities Act.  The reports will be filed electronically.  You may read copies of any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports we file electronically.  The address for the SEC Internet site is http://www.sec.gov.

ITEM 2.

 PROPERTIES.

Our executive offices are located at Room 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong.  These offices are suitable for our current needs, and we will use these offices for the foreseeable future.

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

(REMOVED AND RESERVED).

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Market Information The Registrant’s shares are approved for trading on the OTCBB under the symbol “BCHM.”  Very limited trading activity has occurred during the past one year with our common stock; therefore, only limited historical price information is available and should not be considered as being a reliable indication of the market value of the Registrant’s shares.  The following table sets forth the high and low bid prices of our common stock for the last two fiscal years and subsequent interim periods, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

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

Company Overview

The Registrant was incorporated in the state of Delaware as Super Luck, Inc. on August 10, 2005. In October, the Registrant acquired Galaxies, and its wholly-owned subsidiary, BSTL. This transaction was accounted for as a “reverse merger” with Galaxies deemed to be the accounting acquirer and the Registrant as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the Share Exchange will be those of Galaxies and its operating subsidiary, BSTL and will be recorded at the historical cost basis of Galaxies and its subsidiary BSTL. After the completion of the Share Exchange, the Registrant’s consolidated financial statements will include the assets and liabilities of both Galaxies and BSTL, the historical operations of Galaxies and BSTL.

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

Liquidity and Capital Resources

As of November 30, 2009, the Company’s balance sheet reflected total current assets and total assets of $29,064 in the form of cash and cash equivalents, and total current liabilities and total liabilities of $106,034. During the year ended November 30, 2009, the Company experienced a net loss in the amount of $29,029. The net loss was primarily attributable to general and administrative expenses experienced by Galaxies in the start-up and organization of its business operations.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value was used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 was effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. BSTL is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 would have on its results of operations, financial position, or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. BSTL is currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in its financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report

BEIJING CENTURY HEALTH MEDICAL, INC.

 (A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2009

INDEX TO FINANCIAL STATEMENTS

INDEX

Page
Report of Independent Registered Public Accounting Firm	19 – 20
Consolidated balance sheet	21
Consolidated statements of income and comprehensive income	22
Consolidated statements of stockholders’ equity	23
Consolidated statements of cash flows	24
Notes to consolidated financial statements	25 - 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Beijing Century Health Medical, Inc.

We have audited the accompanying consolidated balance sheets of Beijing Century Health Medical, Inc. and subsidiaries (a development stage company) (formerly known as Super Luck, Inc.) (the “Company”) as of November 30, 2009 and 2008, and related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended November 30, 2009 and 2008, and from the inception (August 10, 2005) through November 30, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beijing Century Health Medical, Inc. and subsidiaries as of November 30, 2009 and 2008 and the results of its operations and its cash flows for years ended November 30, 2009 and 2008, and from the inception (August 10, 2005) through November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8, the Company has suffered recurring losses and accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

December 31, 2010

Schaumburg, IL

BEIJING CENTURY HEALTH MEDICAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONSOLIDATED BALANCE SHEETS

FOR THE YEAR ENDER NOVEMBER 30, 2009 AND 2008

	2009	2008
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	29,064	49,557

Total assets	29,064	49,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	14,433	16,300
Amounts due to stockholders (Note 5)	91,601	81,237

Total liabilities	106,034	97,537

Stockholders’ deficit
Common stock - US$0.001 par value : (Note 7)
Authorized 100,000,000 shares; Issued and outstanding
30,908,960 in 2009 and 30,908,960 in 2008	30,909	30,909
Additional paid-in capital	2,155	2,155
Accumulated income/(deficit)	(110,029)	(81,000)
Accumulated other comprehensive loss	(5)	(44)

Total stockholders’ deficit	(76,970)	(47,979)

Total liabilities and stockholders’ deficit	29,064	49,558

See accompanying notes to consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2009

	Cumulative
	total	For the year ended
	since	November 30,
	inception	2009	2008
	US$	US$	US$

Revenue	-	-	-

Expenses
General and administrative expenses	110,029	29,029	81,000

Loss before income taxes	(110,029)	(29,029)	(81,000)
Income taxes (Note 4)	-	-	-

Net loss	(110,029)	(29,029)	(81,000)

Other comprehensive (gain)/loss
Foreign currency translation adjustment	5	(39)	44

Comprehensive loss	(110,034)	(28,991)	(81,043)

Net loss per share : (Note 3)
Basic and diluted		(0.00)	(0.00)

Weighted average number of shares :
Basic and diluted		30,908,960	22,700,351

See accompanying notes to consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2009

					Accumulated
	Capital Stock				other
	Number		Paid-in	Accumulated	comprehensive
	of shares	Amount	capital	Deficit	income	Total
		US$	US$	US$	US$	US$

Balance as of August 10, 2005
November 30, 2005,
2006 and 2007	21,636,272	21,636	(21,636)	-	-	-

Recapitalization	9,272,688	9,273	23,791	-	-	33,064

Net Income (Loss) :	-	-	-	(81,000)	-	(81,000)

Foreign currency translation
adjustment	-	-	-	-	(44)	(44)

Balance as of November 30, 2008	30,908,960	30,909	2,155	(81,000)	(44)	(47,979)

Net Income (Loss) :	-	-	-	(29,029)	-	(29,029)

Foreign currency translation
adjustment	-	-	-	-	39	39

Balance as of November 30, 2009	30,908,960	30,909	2,155	(110,029)	(5)	(76,970)

See accompanying notes to consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2009

	Cumulative
	total	For the year ended
	since	November 30,
	inception	2009	2008
	US$	US$	US$

Cash flows from operating activities :
Net loss	(110,029)	(29,029)	(81,000)

Adjustment from recapitalization	33,064	-	33,064

Change in liabilities :
Accrued expenses	14,350	(1,865)	16,215

Net cash used in operating activities	(62,615)	(30,894)	(31,721)

Net cash from investing activities	-	-	-

Cash flows from financing activities :
Advances from stockholders	91,188	10,373	80,815

Net cash provided by financing activities	91,188	10,373	80,815

Effect of exchange rate changes on cash
and cash equivalents	491	28	464

Net change in cash and cash equivalents	29,064	(20,493)	49,557

Cash and cash equivalents, beginning of period	-	49,557	-

Cash and cash equivalents, end of period	29,064	29,064	49,557

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2009

1.

 CORPORATION INFORMATION

Beijing Century Health Medical, Inc. (fka. Super Luck, Inc.) (the “Company”) was incorporated in the State of Delaware on August 10, 2005 for the purpose of exploring business opportunities including reselling software products.  The Company currently has two wholly-owned subsidiaries, namely, Galaxies River Limited (“Galaxies”), a company incorporated in the British Virgin Islands (the “BVI”) on April 23, 2008 and Beijing ShijiJiayu Technology Limited (“BSTL”), a company established in the People’s Republic of China (the “PRC”) on September 12, 2008.

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

2.       NATURE OF BUSINESS

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

(g)

Cash and cash equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or loss to be cash equivalents. The Company maintains bank accounts only in the Hong Kong. The Company does not maintain any bank accounts in the United States of America. At November 30, 2009 and 2008, the company had US$29,064 and US$49,557 in cash equivalents respectively.

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

	Nov. 30, 2009	Nov. 30, 2008
Year end RMB : US$ exchange rate	6.8285	6.8359
Average yearly RMB : US$ exchange rate	6.8436	6.8479

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

(m)

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Fair Value Measurements and Disclosures

(Accounting Standards Update (“ASU”) 2010-06)

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, previously SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

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

A reconciliation of income taxes at statutory rate in the United States is as follows :

			Cumulative
	For the year ended		total
	November 30,		since
	2009	2008	inception
	US$	US$	US$

Loss before income taxes	(29,029)	(81,000)	(110,029)

Expected benefit at statutory rate of 34%	(9,870)	(27,540)	(37,410)
Non-deductible items for tax Valuation allowances	- 9,870	27,540	- 37,410

Income taxes	-	-	-

As of November 30, 2009, the Company and its subsidiary had incurred operating losses of US$110,029 which, if unutilized, US$81,000 will expire through to 2028 and US$29,209 will expire through to 2029. Future tax benefits arising as a result of these losses have been offset by valuation allowances.

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

8.        GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $29,029 and net cash used in operations of $30,894 for the year ended November 30, 2009; and a working capital deficit of $76,970, deficit accumulated during the development stage of $110,029 and a stockholder’s deficit of $76,970 at November 30, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

9.        SUBSEQUENT EVENTS

As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010, on February 28, 2010, BSTL and CHML entered into an Amended Sales and Production Authorization Agreement (the “Amended Sales and Production Authorization Agreement”), pursuant to which BSTL transferred both the production and sales rights of the AIDS Medication Capsule back to CHML.  Pursuant to the terms of the Amended Sales and Production Authorization Agreement, BSTL transferred 100% of the production rights and 100% of the sales rights of the

AIDS Medication Capsule to CHML.  CHML was not required to provide any services or pay any fees to BSTL for the transfer of the production and sales rights; however, once CHML begins selling the AIDS Medication Capsule, CHML is required to pay BSTL 9% of the sales revenue that CHML generates through its sales of the AIDS Medication Capsule. Under the Amended Sales and Production Authorization Agreement, CHML is solely responsible for the production costs associated with the sales of the AIDS Medication Capsule.  The Amended Sales and Production Authorization Agreement may be terminated by either party with fifteen (15) days prior written notice if the other party commits a material breach of the Amended Sales and Production Authorization Agreement.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K filed with the SEC on October 6, 2010, the Company changed its auditors.  There have been no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were effective.  Subsequently, we determined that we had a material weakness, as described below, in our disclosure controls and procedures.  Therefore, in connection with the filing of this amended Annual Report on Form 10-K/A, our chief executive officer and chief financial officer re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

As reported in a filing on Form 8-K/A on June 7, 2010, subsequent to the filing of our report on From 10-K for the fiscal year ended November 30, 2009, management determined that previously issued audited financial statements of the Registrant for its fiscal years ended November 30, 2008 and 2009, which were included in the Registrant’s reports on Form 10-K for the fiscal year ended November 30, 2009, and previously issued interim unaudited financial statements which were included in the Registrant’s reports on Form 10-Q for the periods ended February 28, 2009, May 31, 2009, August 31, 2009, and February 28, 2010 should no longer be relied on because of an error in such financial statements.  Specifically, management initially determined that due to the Registrant’s financial arrangement with CHML from October 20, 2008 through February 28, 2010, CHML was considered to be a variable interest entity of the Registrant, and as such, the Registrant was required to consolidate its financial statements with those of CHML for the specified periods.  Management has subsequently concluded that this determination regarding CHML was erroneous, and has instead concluded that transfer rights that the Registrant possesses with CHML do not establish a variable interest entity relationship, but rather such transfer rights are to be treated as capital contributions from shareholders of CHML.  Accordingly, a restatement of the Registrant’s financial statements was necessary in order to amend and restate information regarding capital contributions to the Registrant for the fiscal years ended November 30, 2009 and 2008, and the related notes thereto. As a result of the foregoing, management determined that a material weakness existed with respect to our reporting of complex non-routine transactions. This weakness was a result of our incorrect conclusion regarding the variable interest relationship with CHML and the treatment of capital contributions to the Registrant.

Subsequent to the filing of our report on Form 10-K for the fiscal year ended November 30, 2009, to remediate the weakness in our disclosure controls and procedures, we engaged a new auditor to assist us in identifying and analyzing complex non-routine transactions and with determining the appropriate accounting treatment for any such complex, non-routine transactions.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Amended Annual Report on Form 10-K/A. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our original filing on Form 10-K for the fiscal year ended November 30, 2009, our management concluded that, as of November 30, 2009, the Company’s internal control over financial reporting was effective.  However, subsequent to that filing, our management revised its assessment of the effectiveness of our internal control over financial reporting as of November 30, 2009. Subsequent to filing of our report on Form 10-K for the period fiscal year ended November 30, 2009, as disclosed above under Disclosure Controls and Procedures, management identified errors in our 2009 financial statements and have restated those financial statements in this report on Form 10-K/A.  Management has concluded that these errors resulted from control deficiencies that represent material weakness in internal control over financial reporting.  As a result, management revised its assessment of the effectiveness of our internal control over financial reporting due to the material weakness in our reporting of complex, non-routine transactions, and concluded that as of November 30, 2009, our internal control over financial reporting was not effective.

To remediate the weakness in our internal controls over financial reporting, we engaged third party assistance, to assist us in identifying and analyzing complex non-routine transactions and determining the appropriate accounting treatment for any such complex non-routine transactions.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Transition Report on Form 10-K/A.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The respective positions and ages of the directors and executive officers of the Registrant and its subsidiaries, Galaxies and BSTL, as of December 31, 2010 are shown in the following tables.  Each director of the Registrant has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified.  Vacancies in the existing Board of Directors of the Registrant are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person, and no officer or director is acting on behalf of or will act at the direction of any other person.

Beijing Century Health Medical, Inc.

Name	Age	Position Held and Tenure
Yan Tsang	54	Director since October 2008
Wilson Kin Cheung	36	Director since August 10, 2005; Chief Executive Officer and Chief Financial Officer since March 2010

Galaxies

Name	Age	Position Held and Tenure
Yan Tsang	54	Director, Chief Executive Officer, and Chief Financial Officer since April 2008

BSTL

Name	Age	Position Held and Tenure
Yan Tsang	54	Director, Chief Executive Officer, and Chief Financial Officer since September 2008

Biographical Information

Mr. Wilson Kin Cheung  Wilson Kin Cheung is 36 years old.  Mr. Wilson Kin Cheung is currently a director of the Registrant. Mr. Cheung has more than ten years of experience in the investment banking and corporate finance areas in Hong Kong markets. From July 2005 to the present, Mr. Cheung has been the managing director of Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region. From April 2002 to July 2005, Mr. Cheung was a director of Apex Wealth Enterprises Limited, a BVI company (now known as China Security and Surveillance Technology, Inc.) whose business is to manufacture, distribute, install and service security and surveillance products and systems and to develop security and surveillance related software in China. Mr. Cheung was with First Asia Finance Group Limited from December 2001 to July 2005. Mr. Cheung holds a Bachelor of Business degree from the Swinburne University of Technology in Melbourne, Australia. He obtained an EMBA in the Chinese University of Hong Kong in 2006.

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

Mr. Yan Tsang  Yan Tsang is 54 years old. He has been the director and Chief Executive Officer and Chief Financial Officer of the Registrant since October 2008.  In addition to his work with the Registrant, Mr. Yan Tsang is also the director and chief executive officer of BSTL, and director of CHML.  He is responsible for the overall business planning and strategic development of both BSTL and CHML. He has been working in a pharmaceutical institution since the early 1980s. In the late 1980s, he was engaged in the international trading and investment of various projects. He participated in projects relating to the development of securities, property investment, entertainment and pharmaceutical products.

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

Directorships

In addition to serving as a director of Beijing Century Health Medical, Inc., Mr. Wilson Kin Cheung serves as a director of Market Data Consultants, Inc., China Multimedia, Inc., and DNA Systems, Inc.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Registrant with copies of all Section 16(a) forms they file.  Based solely upon a review of the forms submitted to the Company with respect to its most recent fiscal year, the Company believes that all Section 16(a) forms have been filed as required.

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

Summary Compensation Table

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Yan Tsang, CEO / CFO (since October 2008)	2009 2008	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Wilson Kin Cheung CEO / CFO (until October 2008)	2008	--	--	--	--	--	--	--	--

(1)

As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 9, 2010, on

March 8, 2010, Yan Tsang resigned as the Company’s chief executive officer and chief financial officer and Mr. Wilson Kin Cheung as appointed as the Company’s chief executive officer and chief financial officer.

Employment Agreements

We have no written employment agreements with our officers and directors and to date have not paid any compensation to our officers and directors. We have no plans or packages providing for compensation of officers after resignation or retirement.

Stock Option Plans

The Registrant has not entered into any Stock Option Plans with any of its executive officers or directors.

Director Compensation

The Registrant’s directors are not paid any salary as compensation for services they provide as directors of the Registrant. Except as identified in the chart below, no additional amounts are payable to the Registrant’s directors for committee participation or special assignments.

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

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Yan Tsang (1) 11/F, Tower A, Soho New Town, No. 88 Jianguo Road, Chaoyang District, Beijing China	21,636,272	70%

Common	Wilson Kin Cheung (1) Room 306, 3/F, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong	5,550,000	17.96%
Common	Ching Ming Andy Cheung Room 306, 3/F, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong	1,550,000	5.01%
Common	All Directors and executive officers (2 persons)	27,186,272	87.96%

(1)

The person listed is currently an officer, a director, or both, of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. Yan Tsang, a director and majority shareholder of the Company is also a director of CHML.  Mr. Yan Tsang owns 50% of the outstanding capital stock of CHML and Mr. Yan Tsang’s mother, Ms. Ze-Lin Li, owns 50% of the outstanding capital stock of CHML.  The Company has entered into both an IP Transfer Agreement and the Amended Sales and Production Authorization Agreement with CHML, both of which directly impact the Company’s business operations and may be deemed to be related transactions:

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

Amended Sales and Production Authorization Agreement

On February 28, 2010, BSTL and CHML entered into an Amended Sales and Production Authorization Agreement (the “Amended Sales and Production Authorization Agreement”), pursuant to which BSTL transferred both the production and sales rights of the AIDS Medication Capsule back to CHML.  Pursuant to the terms of the Amended Sales and Production Authorization Agreement, BSTL transferred 100% of the production rights and 100% of the sales rights of the AIDS Medication Capsule to CHML.  CHML was not required to provide any services or pay any fees to BSTL for the transfer of the production and sales rights; however, once CHML begins selling the AIDS Medication Capsule, CHML is required to pay BSTL 9% of the sales revenue that CHML generates through its sales of the AIDS Medication Capsule. Under the Amended Sales and Production Authorization Agreement, CHML is solely responsible for the production costs associated with the sales of the AIDS Medication Capsule.  The Amended Sales and Production Authorization Agreement may be terminated by either party with fifteen (15) days prior written notice if the other party commits a material breach of the Amended Sales and Production Authorization Agreement.

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

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company; (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Parker Randall CF (H.K.) CPA Limited for audit of the Company’s financial statements for the fiscal years ended November 30, 2009 were $6,000. The aggregate fees billed by PKF Certified Public Accountants for audit of the Company’s financial statements for the fiscal year ended November 30, 2008 were $8,824

Audit Related Fees

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

Audit Committees Pre-approval Policies and Procedures

(5)

Beijing Century Health Medical, Inc. does not have an audit committee per se. The current board of directors functions as the audit committee.

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

Beijing Century Health Medical, Inc.

By:  /s/ Wilson Cheung

Wilson Cheung, Director, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer

Date: December 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ Wilson Cheung

Wilson Cheung, Director, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer

Date: December 31, 2010