Form 10-Q/A
period 2009-02-28
Beijing Century Health Medical, Inc.
filed 2011-01-07
CIK 1352482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Beijing Century Health Medical, Inc.

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

As of January 7, 2011, there were 30,908,960 shares of voting common stock, $0.001 par value, of Beijing Century Health Medical, Inc. issued and outstanding.

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

Accordingly, Beijing Century Health Medical, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its quarterly report on Form 10-Q, which was filed with the Securities and Exchange Commission on April 14, 2009 (the “Original Filing”) to: i) restate and reissue its unaudited interim financial statements for the fiscal period ended February 28, 2009 contained in the Original Filing; ii) update the information contained in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation; and iii) update the information contained in Item 4(T) Controls and Procedures.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Beijing Century Health Medical, Inc. (fka “Super Luck, Inc.”), (“we”, “us”, “our”, the “Company”, or the “Registrant”) a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2009, and all amendments thereto.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009

Index to condensed consolidated financial statements

Pages

Condensed consolidated balance sheets	4

Condensed consolidated statements of operations and
comprehensive income (loss)	5

Condensed consolidated statements of cash flows	6

Notes to condensed consolidated financial statements	7 - 13

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2009 AND NOVEMBER 30, 2008

	As of	As of
	February 28,	November 30,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	29,436	49,557

Total assets	29,436	49,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	6,378	16,300
Amounts due to stockholders (Note 5)	74,344	81,237

Total liabilities	80,722	97,537

Stockholders’ deficit
Common stock - US$0.001 par value : (Note 7)
Authorized 100,000,000 shares; 30,908,960
shares issued and outstanding	30,909	30,909
Additional paid-in capital	2,155	2,155
Accumulated income/(deficit)	(84,291)	(81,000)
Accumulated other comprehensive income/(loss)	(59)	(44)

Total stockholders’ deficit	(51,286)	(47,980)

Total liabilities and stockholders’ deficit	29,436	49,557

See accompanying notes to condensed consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 28, 2009

	For the three months ended February 28, 2009	For the three months ended February 29, 2008	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	-	-	-

Expenses
General and administrative expenses	3,291	-	84,291

Loss before income taxes	(3,291)	-	(84,291)
Income taxes (Note 4)	-	-	-

Net loss	(3,291)	-	(84,291)

Other comprehensive gain/(loss)
Foreign currency translation adjustment	(15)	-	(59)

Comprehensive loss	(3,306)	-	(84,350)

Net loss per share : (Note 3)
Basic and diluted	(0.00)	-

Weighted average number of shares :
Basic and diluted	30,908,960	-

See accompanying notes to condensed consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 28, 2009

	For the three months ended February 28, 2009	For the three months ended February 29, 2008	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities:
Net loss	(3,291)	-	(84,291)

Adjustment from recapitalization	-	-	33,064

Change in liabilities :
Accrued expenses	(9,915)	-	6,300

Net cash used in operating activities	(13,206)	-	(44,927)

Net cash from investing activities	-	-	-

Cash flows from financing activities:
Advances from stockholders	(6,854)	-	73,961

Net cash provided by financing activities	(6,854)	-	73,961

Effect of exchange rate changes on cash and
cash equivalents	(61)	-	402

Net change in cash and cash equivalents	(20,121)	-	29,436

Cash and cash equivalents, beginning of period	49,557	-	-

Cash and cash equivalents, end of period	29,436	-	29,436

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

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

(g)

Cash and cash equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or loss to be cash equivalents. The Company maintains bank accounts only in the Hong Kong. The Company does not maintain any bank accounts in the United States of America. At February 28, 2009 and November

30, 2008, the company had US$29,436 and US$49,557 in cash equivalents respectively.

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

	Feb. 28, 2009	Nov. 30, 2008
Year end RMB : US$ exchange rate	6.8488	6.8359
Average yearly RMB : US$ exchange rate	6.8540	6.8479

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

A reconciliation of income taxes at statutory rate in the United States is as follows :

	For the three months ended February 28,	For the three months ended February 29,	Cumulative total since
	2009	2008	inception
	US$	US$	US$

Loss before income taxes	(3,291)	-	(84,291)

Expected benefit at statutory rate of 34%	(1,119)	-	(28,659)
Non-deductible items for tax Valuation allowances	- 1,119	-	- 28,659

Income taxes	-	-	-

As of February 28, 2009, the Company and its subsidiaries had incurred operating losses of US$84,291 which, if unutilized, US$81,000 will expire through to 2028. Future tax benefits arising as a result of these losses have been offset by valuation allowances.

5.   AMOUNTS DUE TO STOCKHOLDERS

The amounts due to stockholders is unsecured, interest-free and repayable on demand.

6.

 COMMITMENTS AND CONTINGENCIES

There is no foreseeable commitments or contingencies for the three months ended February 28, 2009.

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

8.   GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $3,291 and net cash used in operations of $13,206 for the three months ended February 28, 2009; and a working capital deficit of $51,286, deficit accumulated during the development stage of $84,291 and a stockholder’s deficit of $51,286 at February 28, 2009. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note of Caution Regarding Forward Looking Statements

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS" AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q/A AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Current Corporate and Business Structure

Beijing Century Health Medical, Inc. (fka “Super Luck, Inc.”) (“we”, “us”, the “Company”, or the “Registrant”) was incorporated under the laws of the State of Delaware on August 10, 2005.  As reported on a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 23, 2008, on October 20, 2008, the Company, completed a share exchange transaction with Galaxies River Limited (“Galaxies”), a corporation incorporated under the laws of the British Virgin Islands, and the shareholder of Galaxies (the “Shareholder”).  Upon completion of the share exchange transaction, Galaxies and its wholly-owned subsidiary, Beijing ShijiJiayu Technology Limited (“BSTL”), a company incorporated under the laws of People’s Republic of China (“PRC”) became wholly-owned subsidiaries of the Registrant (the “Share Exchange”).

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
Distribution Agreement
Production Company
Distribution Company

Plan of Operation

As noted above, the Company is currently undertaking the preparation work of the clinical trials in Beijing in an effort to obtain a Drug Registration License for the AIDS Medication Capsule; the Drug Registration License will provide the Company with the authority to produce and distribute the AIDS Medication Capsule throughout the PRC. The Company’s plan of operation for the next twelve months is to work towards obtaining the Drug Registration License from the Chinese State Food and Drug Administration (“CSFDA”), and then promoting the production and nationwide distribution of the AIDS Medication Capsule.  The Company estimates that the clinical trials will be completed within approximately 6-9 months, and that the costs the Company will incur relating to the clinical trials will be approximately US$2 million dollars.  Currently, the Company has not yet earned any revenue from its business operations and has no current source of liquidity other than cash on hand and potential revenue from business operations.  The Company believes that it may not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months.  Prior to the receipt of any revenue from its business operations, the Company anticipates that it will rely on the cash on hand, which was made available by an interest-free, unsecured advance by the Company’s majority stockholder, Yan Tsang, to pay expenses on its behalf.  Additionally, we anticipate raising the necessary funds for the clinical trials of the AIDS Medication Capsule through a private placement offering of the Company’s common stock; the specific details of such an offering have not yet been determined. If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

Liquidity and Capital Resources

As of February 28, 2009, the Company’s balance sheet reflects total assets of $29,436 in the form of cash and cash equivalents, and total liabilities of $80,722.  As noted above, the Company has not yet earned any revenue from its business operations and has no current source of liquidity other than cash on hand and potential revenue from business operations.  The Company believes that it may not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months.  Prior to the receipt of any revenue from its business operations, the Company anticipates that it will rely on the cash on hand, which was made available by an interest-free, unsecured advance by the Company’s majority stockholders to pay expenses on its behalf.  Additionally, we anticipate raising the necessary funds for the clinical trials of the AIDS Medication Capsule through a private placement offering of the Company’s common stock; the specific details of such an offering have not yet been determined. If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were effective.  Subsequently, we determined that we had a material weakness, as described below, in our disclosure controls and procedures.  Therefore, in connection with the filing of this amended quarterly report on Form 10-Q/A, our chief executive officer and chief financial officer re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

As reported in a filing on Form 8-K/A on June 7, 2010, subsequent to the filing of our report on From 10-Q for the fiscal period ended February 28, 2009, management determined that previously issued audited financial statements of the Registrant for its fiscal years ended November 30, 2008 and 2009, which were included in the Registrant’s reports on Form 10-K for the fiscal year ended November 30, 2009, and previously issued interim unaudited financial statements which were included in the Registrant’s reports on Form 10-Q for the periods ended February 28, 2009, May 31, 2009, August 31, 2009, and February 28, 2010 should no longer be relied on because of an error in such financial statements.  Specifically, management initially determined that due to the Registrant’s financial arrangement with CHML from October 20, 2008 through February 28, 2010, CHML was considered to be a variable interest entity of the Registrant, and as such, the Registrant was required to consolidate its financial statements with those of CHML for the specified periods.  Management has subsequently concluded that this determination regarding CHML was erroneous, and has instead concluded that transfer rights that the Registrant possesses with CHML do not establish a variable interest entity relationship, but rather such transfer rights are to be treated as capital contributions from shareholders of CHML.  Accordingly, a restatement of the Registrant’s financial statements was necessary in order to amend and restate information regarding capital contributions to the Registrant for the fiscal period ended February 28, 2009, and the related notes thereto. As a result of the foregoing, management determined that a material weakness existed with respect to our reporting of complex non-routine transactions. This weakness was a result of our incorrect conclusion regarding the variable interest relationship with CHML and the treatment of capital contributions to the Registrant.

Subsequent to the filing of our report on Form 10-Q for the fiscal period ended February 28, 2009, to remediate the weakness in our disclosure controls and procedures, we engaged third party consultants to assist us in identifying and analyzing complex non-routine transactions and with determining the appropriate accounting treatment for any such complex, non-routine transactions.

Changes in Internal Control over Financial Reporting

Our management revised its assessment of the effectiveness of our internal control over financial reporting as of November 30, 2009, originally included in our report on Form 10-K filed on April 14, 2010. Subsequent to filing, on April 19, 2010, of our report on Form 10-Q for the period ended February 28, 2009, we identified errors in our 2009 financial statements and have restated those financial statements in a report on Form 10-K/A.  We have also restated our interim unaudited financial statements for the period ended February 28, 2009, in this report on Form 10-Q/A.  Management has concluded that these errors resulted from control deficiencies that represent material weakness in internal control over financial reporting.  As a result, management revised its assessment of the effectiveness of our internal control over financial reporting due to material weakness in our reporting of complex, non-routine transactions, and concluded that as of November 30, 2009 and February 28, 2009, our internal control over financial reporting was not effective.

Subsequent to filing of our report on Form 10-Q for the period ended February 28, 2009, to remediate the weakness in our internal controls over financial reporting, we hired third party consultants to assist us in identifying and analyzing complex non-routine transactions and determining the appropriate accounting treatment for any such complex non-routine transactions.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEIJING CENTURY HEALTH MEDICAL, INC.

By:  /s/ Wilson Cheung

Wilson Cheung, Director, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date: January 7, 2011