Form 10-Q/A
period 2009-05-31
Beijing Century Health Medical, Inc.
filed 2011-01-07
CIK 1352482

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

Accordingly, Beijing Century Health Medical, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its quarterly report on Form 10-Q, which was filed with the Securities and Exchange Commission on July 15, 2009 (the “Original Filing”) to: i) restate and reissue its unaudited interim financial statements for the fiscal period ended May 31, 2009 contained in the Original Filing; ii) update the information contained in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation; and iii) update the information contained in Item 4(T) Controls and Procedures.

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

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2009 AND NOVEMBER 30, 2008

	As of	As of
	May 31,	November 30,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	29,263	49,557

Total assets	29,263	49,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	7,540	16,300
Amounts due to stockholders (Note 5)	78,181	81,237

Total liabilities	85,721	97,537

Stockholders’ deficit
Common stock - US$0.001 par value : (Note 7)
Authorized 100,000,000 shares; 30,908,960
shares issued and outstanding	30,909	30,909
Additional paid-in capital	2,155	2,155
Accumulated income/(deficit)	(89,498)	(81,000)
Accumulated other comprehensive income/(loss)	(24)	(44)

Total stockholders’ deficit	(56,458)	(47,980)

Total liabilities and stockholders’ deficit	29,263	49,557

See accompanying notes to condensed consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2009

					Cumulative
	Three months ended May 31,		Six months ended May 31,		total since
	2009	2008	2009	2008	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
General and administrative expenses	5,207	-	8,498	-	89,498

Loss before income taxes	(5,207)	-	(8,498)	-	(89,498)

Income taxes (Note 4)	-	-	-	-	-

Net loss	(5,207)	-	(8,498)	-	(89,498)

Other comprehensive gain/(loss)
Foreign currency translation adjustment	35	-	20	-	(24)

Comprehensive loss	(5,172)	-	(8,478)	-	(89,522)

Net loss per share : (Note 3)
Basic and diluted	(0.00)	-	(0.00)	-

Weighted average number of shares :
Basic and diluted	30,908,960	-	30,908,960	-

See accompanying notes to condensed consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2009

	For the six months ended May 31, 2009	For the six months ended May 31, 2008	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities:
Net loss	(8,498)	-	(89,498)

Adjustment from recapitalization	-	-	33,064

Change in liabilities :
Accrued expenses	(8,755)	-	7,460

Net cash used in operating activities	(17,253)	-	(48,974)

Net cash from investing activities	-	-	-

Cash flows from financing activities:
Advances from stockholders	(3,026)	-	77,789

Net cash provided by financing activities	(3,026)	-	77,789

Effect of exchange rate changes on cash and
cash equivalents	(15)	-	448

Net change in cash and cash equivalents	(20,294)	-	29,263

Cash and cash equivalents, beginning of period	49,557	-	-

Cash and cash equivalents, end of period	29,263	-	29,263

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

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

(g)

Cash and cash equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or loss to be cash equivalents. The Company maintains bank accounts only in the Hong Kong. The Company does not maintain any bank accounts in the United States of America. At May 31, 2009 and November 30,

2008, the company had US$29,263 and US$49,557 in cash equivalents respectively.

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

	May 31, 2009	Nov. 30, 2008
Year end RMB : US$ exchange rate	6.8383	6.8359
Average yearly RMB : US$ exchange rate	6.8473	6.8479

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

A reconciliation of income taxes at statutory rate in the United States is as follows :

	For the three months ended May 31,		Cumulative total
			since
	2009	2008	inception
	US$	US$	US$

Loss before income taxes	(5,207)	-	(89,498)

Expected benefit at statutory rate of 34%	(1,770)	-	(30,429)
Non-deductible items for tax Valuation allowances	- 1,770	-	- 30,429

Income taxes	-	-	-

As of May 31, 2009, the Company and its subsidiaries had incurred operating losses of US$89,498 which, if unutilized, US$81,000 will expire through to 2028. Future tax benefits arising as a result of these losses have been offset by valuation allowances.

5.   AMOUNTS DUE TO STOCKHOLDERS

The amounts due to stockholders is unsecured, interest-free and repayable on demand.

6.

 COMMITMENTS AND CONTINGENCIES

There is no foreseeable commitments or contingencies for the three months ended May 31, 2009.

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

8.   GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $8,498 and net cash used in operations of $17,253 for the six months ended May 31, 2009; and a working capital deficit of $56,458, deficit accumulated during the development stage of $89,498 and a stockholder’s deficit of $56,458 at May 31, 2009. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Liquidity and Capital Resources

As of May 31, 2009, the Company’s balance sheet reflects total assets of $29,263 in the form of cash and cash equivalents, and total liabilities of $85,721.  As noted above, the Company has not yet earned any revenue from its business operations and has no current source of liquidity other than cash on hand and potential revenue from business operations.  The Company believes that it may not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months.  Prior to the receipt of any revenue from its business operations, the Company anticipates that it will rely on the cash on hand, which was made available by an interest-free, unsecured advance by the Company’s majority stockholders to pay expenses on its behalf.  Additionally, we anticipate raising the necessary funds for the clinical trials of the AIDS Medication Capsule through a private placement offering of the Company’s common stock; the specific details of such an offering have not yet been determined. If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

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

As reported in a filing on Form 8-K/A on June 7, 2010, subsequent to the filing of our report on From 10-Q for the fiscal period ended May 31, 2009, management determined that previously issued audited financial statements of the Registrant for its fiscal years ended November 30, 2008 and 2009, which were included in the Registrant’s reports on Form 10-K for the fiscal year ended November 30, 2009, and previously issued interim unaudited financial statements which were included in the Registrant’s reports on Form 10-Q for the periods ended February 28, 2009, May 31, 2009, August 31, 2009, and February 28, 2010 should no longer be relied on because of an error in such financial statements.  Specifically, management initially determined that due to the Registrant’s financial arrangement with CHML from October 20, 2008 through February 28, 2010, CHML was considered to be a variable interest entity of the Registrant, and as such, the Registrant was required to consolidate its financial statements with those of CHML for the specified periods.  Management has subsequently concluded that this determination regarding CHML was erroneous, and has instead concluded that transfer rights that the Registrant possesses with CHML do not establish a variable interest entity relationship, but rather such transfer rights are to be treated as capital contributions from shareholders of CHML.  Accordingly, a restatement of the Registrant’s financial statements was necessary in order to amend and restate information regarding capital contributions to the Registrant for the fiscal period ended May 31, 2009, and the related notes thereto. As a result of the foregoing, management determined that a material weakness existed with respect to our reporting of complex non-routine transactions. This weakness was a result of our incorrect conclusion regarding the variable interest relationship with CHML and the treatment of capital contributions to the Registrant.

Subsequent to the filing of our report on Form 10-Q for the fiscal period ended May 31, 2009, to remediate the weakness in our disclosure controls and procedures, we engaged third party consultants to assist us in identifying and analyzing complex non-routine transactions and with determining the appropriate accounting treatment for any such complex, non-routine transactions.

Changes in Internal Control over Financial Reporting

Our management revised its assessment of the effectiveness of our internal control over financial reporting as of November 30, 2009, originally included in our report on Form 10-K filed on April 14, 2010. Subsequent to filing, on April 19, 2010, of our report on Form 10-Q for the period ended February 28, 2010, we identified errors in our 2009 financial statements and have restated those financial statements in a report on Form 10-K/A.  We have also restated our interim unaudited financial statements for the period ended May 31, 2009, in this report on Form 10-Q/A.  Management has concluded that these errors resulted from control deficiencies that represent material weakness in internal control over financial reporting.  As a result, management revised its assessment of the effectiveness of our internal control over financial reporting due to material weakness in our reporting of complex, non-routine transactions, and concluded that as of November 30, 2009, February 28, 2009, and May 31, 2009, our internal control over financial reporting was not effective.

Subsequent to filing of our report on Form 10-Q for the period ended May 31, 2009, to remediate the weakness in our internal controls over financial reporting, we hired third party consultants to assist us in identifying and analyzing complex non-routine transactions and determining the appropriate accounting treatment for any such complex non-routine transactions.

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