Form 10-Q
period 2010-05-31
Beijing Century Health Medical, Inc.
filed 2011-01-14
CIK 1352482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

As of January 14, 2011, there were 30,908,960 shares of voting common stock, $0.001 par value, of Beijing Century Health Medical, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Beijing Century Health Medical, Inc. (fka “Super Luck, Inc.”), (“we”, “us”, “our”, the “Company”, or the “Registrant”) a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2009 and all amendments thereto.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2010

Index to condensed consolidated financial statements

Pages

Condensed consolidated balance sheets	3

Condensed consolidated statements of operations and
comprehensive income (loss)	4

Condensed consolidated statements of cash flows	5

Notes to condensed consolidated financial statements	6 - 12

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2010 AND NOVEMBER 30, 2009

	As of	As of
	May 31,	November 30,
	2010	2009
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	30,292	29,064

Total assets	30,292	29,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	12,542	14,433
Amounts due to stockholders (Note 5)	120,849	91,601

Total liabilities	133,391	106,034

Stockholders’ deficit
Common stock - US$0.001 par value : (Note 7)
Authorized 100,000,000 shares; 30,908,960
shares issued and outstanding	30,909	30,909
Additional paid-in capital	2,155	2,155
Accumulated income/(deficit)	(136,755)	(110,029)
Accumulated other comprehensive income/(loss)	592	(5)

Total stockholders’ deficit	(103,099)	(76,970)

Total liabilities and stockholders’ deficit	30,292	29,064

See accompanying notes to condensed consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2010 AND 2009

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2010

					Cumulative
	Three months ended May 31,		Six months ended May 31,		total since
	2010	2009	2010	2009	inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
General and administrative expenses	21,994	5,207	26,726	8,498	136,755

Loss before income taxes	(21,994)	(5,207)	(26,726)	(8,498)	(136,755)

Income taxes (Note 4)	-	-	-	-	-

Net loss	(21,994)	(5,207)	(26,726)	(8,498)	(136,755)

Other comprehensive gain/(loss)
Foreign currency translation adjustment	459	35	597	20	592

Comprehensive loss	(21,535)	(5,172)	(26,129)	(8,478)	(136,163)

Net loss per share : (Note 3)
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares :
Basic and diluted	30,908,960	30,908,960	30,908,960	30,908,960

See accompanying notes to condensed consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2010 AND 2009

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH MAY 31, 2010

	For the six months ended May 31, 2010	For the six months ended May 31, 2009	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities:
Net loss	(26,726)	(8,498)	(136,755)

Adjustment from recapitalization	-	-	33,064

Change in liabilities :
Accrued expenses	(1,824)	(8,755)	12,526

Net cash used in operating activities	(28,550)	(17,253)	(91,165)

Net cash from investing activities	-	-	-

Cash flows from financing activities:
Advances from stockholders	29,799	(3,026)	120,987

Net cash provided by financing activities	29,799	(3,026)	120,987

Effect of exchange rate changes on cash and
cash equivalents	(21)	(15)	470

Net change in cash and cash equivalents	1,228	(20,294)	30,292

Cash and cash equivalents, beginning of period	29,064	49,557	-

Cash and cash equivalents, end of period	30,292	29,263	30,292

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2010 (UNAUDITED)

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

(g)

Cash and cash equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or loss to be cash equivalents. The Company maintains bank accounts only in the Hong Kong. The Company does not maintain any bank accounts in the United States of America. At May 31, 2010 and

November 30, 2009, the company had US$30,292 and US$29,064 in cash equivalents respectively.

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

	May 31, 2010	Nov. 30, 2009
Year end RMB : US$ exchange rate	6.8315	6.8285
Average yearly RMB : US$ exchange rate	6.8356	6.8436

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

A reconciliation of income taxes at statutory rate in the United States is as follows :

	For the three months ended May 31,		Cumulative total
			since
	2010	2009	inception
	US$	US$	US$

Loss before income taxes	(26,726)	(5,207)	(136,755)

Expected benefit at statutory rate of 34%	(9,087)	(1,770)	(136,755)
Non-deductible items for tax Valuation allowances	- 9,087	- 1,770	- 46,497

Income taxes	-	-	-

As of May 31, 2010, the Company and its subsidiaries had incurred operating losses of US$136,755 which, if unutilized, US$81,000 will expire through to 2028 and US$29,209 will expire through to 2029. Future tax benefits arising as a result of these losses have been offset by valuation allowances.

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

The transfer rights that the Company possesses with CHML and the amounts received from CHML in the future will be treated as capital contributions from shareholders of CHML generating through its sales of the AIDS Medication Capsule, in which those amounts will not be considered revenue.

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

8.   GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $26,726 and net cash used in operations of $28,550 for the six months ended May 31, 2010; and a working capital deficit of $103,099, deficit accumulated during the development stage of $136,755 and a stockholder’s deficit of $103,099 at May 31, 2010. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

9.   SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued. There are no subsequent events.

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

BSTL’s business operations are structured around a series of contractual agreements.  BSTL’s business plan and the contractual agreements discussed herein relate only to the PRC.  The contractual arrangements are as follows:

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

The transfer rights that the Company possesses with CHML and the amounts received from CHML in the future will be treated as capital contributions from shareholders of CHML generating through its sales of the AIDS Medication Capsule, in which those amounts will not be considered revenue.

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

Liquidity and Capital Resources

As of May 31, 2010, the Company’s balance sheet reflects total assets of $30,292 in the form of cash and cash equivalents, and total liabilities of $133,391.  As noted above, the Company has not yet earned any revenue from its business operations and has no current source of liquidity other than cash on hand and potential revenue from business operations.  The Company believes that it may not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months.  Prior to the receipt of any revenue from its business operations, the Company anticipates that it will rely on the cash on hand, which was made available by an interest-free, unsecured advance by the Company’s majority stockholders to pay expenses on its behalf.  Additionally, we anticipate raising the necessary funds for the clinical trials of the AIDS Medication Capsule through a private placement offering of the Company’s common stock; the specific details of such an offering have not yet been determined. If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

Off Balance Sheet Arrangements

As of May 31, 2010, the Company did not have any off balance sheet arrangements

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

As reported in a filing on Form 8-K/A on June 7, 2010, management determined that previously issued audited financial statements of the Registrant for its fiscal years ended November 30, 2008 and 2009, which were included in the Registrant’s reports on Form 10-K for the fiscal year ended November 30, 2009, and previously issued interim unaudited financial statements which were included in the Registrant’s reports on Form 10-Q for the periods ended February 28, 2009, May 31, 2009, August 31, 2009, and February 28, 2010 should no longer be relied on because of an error in such financial statements.  Specifically, management determined that due to the Registrant’s financial arrangement with CHML from October 20, 2008 through February 28, 2010, CHML was considered to be a variable interest entity of the Registrant, and as such, the Registrant was required to consolidate its financial statements with those of CHML for the specified periods.  Management subsequently concluded that this determination regarding CHML was erroneous, and instead concluded that transfer rights that the Registrant possesses with CHML do not establish a variable interest entity relationship, but rather such transfer rights are to be treated as capital contributions from shareholders of CHML.  Accordingly, a restatement of the Registrant’s financial statements was necessary in order to amend and restate information regarding capital contributions to the Registrant for the fiscal periods specified above.  Due to the required restatement of the Registrant’s financial statements, the Registrant failed to make a timely filing of its quarterly report for the fiscal period ended May 31, 2010.  As a result of the foregoing, management determined that a material weakness existed with respect to our reporting of complex non-routine transactions.   To remediate the weakness in our disclosure controls and procedures, we engaged third party consultants to assist us in identifying and analyzing complex non-routine transactions and with determining the appropriate accounting treatment for any such complex, non-routine transactions.

Changes in Internal Control over Financial Reporting

As note above, our management identified errors in our 2009 financial statements and to correct the identified errors, we have filed an amended report on Form 10-K/A for the fiscal year ended November 30, 2009, which report includes restated financial statements.  We have also restated our interim unaudited financial statements for the periods ended February 28, 2009 , May 31, 2009, August 31, 2009 and February 28, 2010, and included such restated financial statements in amended reports on Form 10Q/A for each such period.  Management has concluded that these errors resulted from control deficiencies that represent material weakness in internal control over financial reporting.  As a result, management has concluded that as of November 30, 2009, and as of February 28, 2009, May 31, 2009, August 31, 2009, February 28, 2010, and May 31, 2010, our internal control over financial reporting was not effective.  To remediate the weakness in our internal controls over financial reporting, we hired third party consultants to assist us in identifying and analyzing complex non-routine transactions and determining the appropriate accounting treatment for any such complex non-routine transactions.

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

Date: January 14, 2011