Form 10-K
period 2010-11-30
Beijing Century Health Medical, Inc.
filed 2011-02-18
CIK 1352482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of February 18, 2011, the Company had 30,908,960 shares issued and outstanding.

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

Patents

The AIDS Medication Capsule was officially granted its propriety rights by the National Ministry of Intellectual Properties on October 8, 2004. The patent registration number is 200410080516.8 (the “AIDS Medication Capsule Patent”). Its invention name is One Kind of Anti-HIV Chinese Herbal Medicine Combination with its Preparation Method and Usage. As noted above, pursuant to the IP Transfer Agreement, BSTL owns the intellectual property rights, including the rights associated with the AIDS Medication Capsule Patent.  We expect that we will, in the future, rely on patents to protect other proprietary technology that we acquire. While we currently expect to seek patent protection only in China, we may opportunistically seek patents to protect our innovations in other jurisdictions in the future. In China, patents relating to pharmaceutical inventions are effective for 20 years from the initial date the patent application was filed.

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

Employees

As of November 30, 2010, we had a total of 7 employees, including 5 general and administrative employees and 2 managerial employees.

ITEM 1A.

RISK FACTORS

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

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934 which requires us to file reports and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the SEC at 100 F Street, NE, Room 1580, Washington D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 at prescribed rates. The public could obtain information on the operation of the public reference room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC's Internet website at http://www.sec.gov.

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

(REMOVED AND RESERVED).

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES.

Market Information The Registrant’s shares are approved for trading on the OTCQB under the symbol “BCHM.” Very limited trading activity has occurred during the past one year with our common stock; therefore, only limited historical price information is available and should not be considered as being a reliable indication of the market value of the Registrant’s shares.  The following table sets forth the high and low bid prices of our common stock for the last two fiscal years and subsequent interim periods, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)
2009	HIGH	LOW
Quarter Ended February 28	$4.50	$4.50
Quarter Ended May 31	$4.50	$4.50
Quarter Ended August 31	$1.01	$1.01
Quarter Ended November 30	$1.01	$1.01

2010	HIGH	LOW
Quarter Ended February 28	$1.01	$1.01
Quarter Ended May 31	$0.50	$0.50
Quarter Ended August 31	$0.50	$0.50
Quarter Ended November 30	$0.50	$0.50

Holders As of November 30, 2010, there were 30,908,960 shares of common stock issued and outstanding and approximately 53 shareholders of record.

Dividends The Registrant has not declared or paid any cash dividends on its common stock during the period from inception to November 30, 2010.  There are no restrictions on the common stock that limit our ability of us to pay dividends if declared by the Board of Directors.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Registrant is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Registrant’s assets, after payment of the liabilities, is less than the aggregate of the Registrant’s liabilities and stated capital of all classes.

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

Company Overview

The Registrant was incorporated in the state of Delaware as Super Luck, Inc. on August 10, 2005. In October, 2008, the Registrant acquired Galaxies, and its wholly-owned subsidiary, BSTL. This transaction was accounted for as a “reverse merger” with Galaxies deemed to be the accounting acquirer and the Registrant as the legal acquirer.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the Share Exchange will be those of Galaxies and its operating subsidiary BSTL and will be recorded at the historical cost basis of Galaxies and its subsidiary, BSTL. After the completion of the Share Exchange, the Registrant’s consolidated financial statements will include the assets and liabilities of both Galaxies and BSTL, the historical operations of Galaxies and BSTL.

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

Liquidity and Capital Resources

As of November 30, 2010, the Company’s balance sheet reflected total current assets and total assets of $30,565 in the form of cash and cash equivalents, and total current liabilities and total liabilities of $159,046. During the year ended November 30, 2010, the Company experienced a net loss in the amount of $52,322. The net loss was primarily attributable to general and administrative expenses of the Company’s business operations.

Off Balance Sheet Arrangements

As of November 30, 2010, the Company did not have any off balance sheet arrangements.

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

November 30, 2010
Period end RMB : US$ exchange rate	6.6714
Average quarterly RMB : US$ exchange rate	6.7936

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

BEIJING CENTURY HEALTH MEDICAL, INC. AND SUBSIDIARIES

 (A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2010

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Beijing Century Health Medical, Inc.

We have audited the accompanying consolidated balance sheets of Beijing Century Health Medical, Inc. and subsidiaries (a development stage company) (formerly known as Super Luck, Inc.) (the “Company”) as of November 30, 2010 and 2009, and related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended November 30, 2010 and 2009, and from the inception (August 10, 2005) through November 30, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beijing Century Health Medical, Inc. and subsidiaries as of November 30, 2010 and 2009 and the results of its operations and its cash flows for years ended November 30, 2010 and 2009, and from the inception (August 10, 2005) through November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

February 16, 2011

Schaumburg, IL

1905 Wright Boulevard

                   20283 State Road 7, Suite 300

Schaumburg, IL 60193

                          Boca Raton, Florida 33498

Phone: 847-524-0800

Phone: 561.982.9874 Fax: 847-524-1655

                    Fax: 561.982.7985

BEIJING CENTURY HEALTH MEDICAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONSOLIDATED BALANCE SHEETS

FOR THE YEAR ENDED NOVEMBER 30, 2010 AND 2009

	2010	2009
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	30,565	29,064

Total assets	30,565	29,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	12,390	14,433
Amounts due to stockholders (Note 5)	146,656	91,601

Total liabilities	159,046	106,034

Stockholders’ deficit
Common stock - US$0.001 par value : (Note 7)
Authorized 100,000,000 shares; Issued and outstanding
30,908,960 in 2010 and 30,908,960 in 2009	30,909	30,909
Additional paid-in capital	2,155	2,155
Accumulated income/(deficit)	(162,351)	(110,029)
Accumulated other comprehensive loss	806	(5)

Total stockholders’ deficit	(128,481)	(76,970)

Total liabilities and stockholders’ deficit	30,565	29,064

See accompanying notes to consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2010

	Cumulative
	total	For the year ended
	since	November 30,
	inception	2010	2009
	US$	US$	US$

Revenue	-	-	-

Expenses
General and administrative expenses	162,351	52,322	29,029

Loss before income taxes	(162,351)	(52,322)	(29,029)
Income taxes (Note 4)	-	-	-

Net loss	(162,351)	(52,322)	(29,029)

Other comprehensive gain/(loss)
Foreign currency translation adjustment	806	811	39

Comprehensive loss	(161,545)	(51,511)	(28,990)

Net loss per share : (Note 3)
Basic and diluted		(0.00)	(0.00)

Weighted average number of shares :
Basic and diluted		30,908,960	30,908,960

See accompanying notes to consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2010

					Accumulated
	Capital Stock				other
	Number		Paid-in	Accumulated	comprehensive
	of shares	Amount	capital	Deficit	income	Total
		US$	US$	US$	US$	US$

Balance as of August 10, 2005
November 30, 2005,
2006 and 2007	21,636,272	21,636	(21,636)	-	-	-

Recapitalization	9,272,688	9,273	23,791	-	-	33,064

Net Income (Loss) :	-	-	-	(81,000)	-	(81,000)

Foreign currency translation
adjustment	-	-	-	-	(44)	(44)

Balance as of November 30, 2008	30,908,960	30,909	2,155	(81,000)	(44)	(47,979)

Net Income (Loss) :	-	-	-	(29,029)	-	(29,029)

Foreign currency translation
adjustment	-	-	-	-	39	39

Balance as of November 30, 2009	30,908,960	30,909	2,155	(110,029)	(5)	(76,970)

Net Income (Loss) :	-	-	-	(52,322)	-	(52,322)

Foreign currency translation
adjustment	-	-	-	-	811	811

Balance as of November 30, 2010	30,908,960	30,909	2,155	(162,351)	806	(128,481)

See accompanying notes to consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH NOVEMBER 30, 2010

	Cumulative
	total	For the year ended
	since	November 30,
	inception	2010	2009
	US$	US$	US$

Cash flows from operating activities :
Net loss	(162,351)	(52,322)	(29,029)

Adjustment from recapitalization	33,064	-	-

Change in liabilities :
Accrued expenses	12,332	(2,018)	(1,865)

Net cash used in operating activities	(116,955)	(54,340)	(30,894)

Net cash from investing activities	-	-	-

Cash flows from financing activities :
Advances from stockholders	146,365	55,177	10,373

Net cash provided by financing activities	146,365	55,177	10,373

Effect of exchange rate changes on cash
and cash equivalents	1,155	664	28

Net change in cash and cash equivalents	30,565	1,501	(20,493)

Cash and cash equivalents, beginning of period	-	29,064	49,557

Cash and cash equivalents, end of period	30,565	30,565	29,064

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2010

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

(g)

Cash and cash equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or loss to be cash equivalents. The Company maintains bank accounts only in the Hong Kong. The Company does not maintain any bank accounts in the United States of America. At November 30, 2010 and 2009, the company had US$30,565 and US$29,064 in cash equivalents respectively.

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

	Nov. 30, 2010	Nov. 30, 2009
Year end RMB : US$ exchange rate	6.6714	6.8285
Average yearly RMB : US$ exchange rate	6.7936	6.8436

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

A reconciliation of income taxes at statutory rate in the United States is as follows :

	For the year ended November 30,		Cumulative total
			since
	2010	2009	inception
	US$	US$	US$

Loss before income taxes	(52,322)	(29,029)	(162,351)

Expected benefit at statutory rate of 34%	(17,789)	(9,870)	(55,199)
Non-deductible items for tax Valuation allowances	- 17,789	- 9,870	- 55,199
Income taxes	-	-	-

As of November 30, 2010, the Company and its subsidiary had incurred total operating losses of US$162,351, of which, if unutilized, US$29,209 will expire through to 2029 and US$52,322 will expire through to 2030. Future tax benefits arising as a result of these losses have been offset by valuation allowances.

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

8.      GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $52,322 and net cash used in operations of $54,340 for the year ended November 30, 2010; and a working capital deficit of $128,481, deficit accumulated during the development stage of $162,351 and a stockholder’s deficit of $128,481 at November 30, 2010.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

9.      SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued. On January 17, 2011, BSTL’s RMB193,000 (equivalent to HKD227,817) cash on hand was paid to Galaxies’s stockholder. BSTL had cash and cash equivalent of $nil.

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

As reported in a filing on Form 8-K/A on June 7, 2010, management determined that previously issued audited financial statements of the Registrant for its fiscal years ended November 30, 2008 and 2009, which were included in the Registrant’s reports on Form 10-K for the fiscal year ended November 30, 2009, and previously issued interim unaudited financial statements which were included in the Registrant’s reports on Form 10-Q for the periods ended February 28, 2009, May 31, 2009, August 31, 2009, and February 28, 2010 should no longer be relied on because of an error in such financial statements.  Specifically, management determined that due to the Registrant’s financial arrangement with CHML from October 20, 2008 through February 28, 2010, CHML was considered to be a variable interest entity of the Registrant, and as such, the Registrant was required to consolidate its financial statements with those of CHML for the specified periods. Management subsequently concluded that this determination regarding CHML was erroneous, and instead concluded that transfer rights that the Registrant possesses with CHML do not establish a variable interest entity relationship, but rather such transfer rights are to be treated as capital contributions from shareholders of CHML.  Accordingly, a restatement of the Registrant’s financial statements was necessary in order to amend and restate information regarding capital contributions to the Registrant for the fiscal periods specified above.  Due to the required restatement of the Registrant’s financial statements, the Registrant failed to make a timely filing of its quarterly report for the fiscal period ended May 31, 2010 and August 31, 2010, and had not brought its filings current as of November 30, 2010.  As a result of the foregoing, management determined that a material weakness existed with respect to our reporting of complex non-routine transactions.   To remediate the weakness in our disclosure controls and procedures, we engaged third party consultants to assist us in identifying and analyzing complex non-routine transactions and with determining the appropriate accounting treatment for any such complex, non-routine transactions.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2010 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s internal control of financial reporting contained a material weakness as described below.

As noted above, as reported in a filing on Form 8-K/A on June 7, 2010, management determined that previously issued audited financial statements of the Registrant for its fiscal years ended November 30, 2008 and 2009, which were included in the Registrant’s reports on Form 10-K for the fiscal year ended November 30, 2009, and previously issued interim unaudited financial statements which were included in the Registrant’s reports on Form 10-Q for the periods ended February 28, 2009, May 31, 2009, August 31, 2009, and February 28, 2010 should no longer be relied on because of an error in such financial statements.  Specifically, management determined that due to the Registrant’s financial arrangement with CHML from October 20, 2008 through February 28, 2010, CHML was considered to be a variable interest entity of the Registrant, and as such, the Registrant was required to consolidate its financial statements with those of CHML for the specified periods. Management subsequently concluded that this determination regarding CHML was erroneous, and instead concluded that transfer rights that the Registrant possesses with CHML do not establish a variable interest entity relationship, but rather such transfer rights are to be treated as capital contributions from shareholders of CHML. Accordingly, a restatement of the Registrant’s financial statements was necessary in order to amend and restate information regarding capital contributions to the Registrant for the fiscal periods specified above.  Due to the required restatement of the Registrant’s financial statements, the Registrant failed to make a timely filing of its quarterly report for the fiscal period ended May 31, 2010 and August 31, 2010, and had not brought its filings current as of November 30, 2010. As a result of the foregoing, management has concluded that there was a material weakness with its financial reporting. Specifically, management has concluded that there was a material weakness in our reporting of complex, non-routine transactions as of November 30, 2010.  To remediate the weakness in our internal controls over financial reporting, we engaged third party assistance, to assist us in identifying and analyzing complex non-routine transactions and determining the appropriate accounting treatment for any such complex non-routine transactions.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The respective positions and ages of the directors and executive officers of the Registrant and its subsidiaries, Galaxies and BSTL, as of November 30, 2010 are shown in the following tables.  Each director of the Registrant has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified.  Vacancies in the existing Board of Directors of the Registrant are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person, and no officer or director is acting on behalf of or will act at the direction of any other person.

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

(1)

As disclosed on Form 8-K filed with the Securities and Exchange Commission on March 9, 2010, on March 8, 2010, Yan Tsang resigned as the Company’s chief executive officer and chief financial officer and Mr. Wilson Kin Cheung was appointed as the Company’s chief executive officer and chief financial officer.

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

The following table sets forth the compensation of our directors for the fiscal year ended 2010:

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 30, 2010, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group, and of each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Lake & Associates CPA’s LLC for audit of the Company’s financial statements for the fiscal year ended November 30, 2010 and restatements for previous annual and quarterly reports for the fiscal years ended November 30, 2010 and 2009 were $6,000 and $16,000 respectively.

Audit Related Fees

(2)

Lake & Associates CPA’s LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2010 and 2009.

Tax Fees

(3)

The aggregate fees billed by Lake & Associates CPA’s LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended November 30, 2010 and $0.00 for the fiscal year ended November 30, 2009.

All Other Fees

 (4)

Lake & Associates CPA’s LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2010 and 2009.

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

Beijing Century Health Medical, Inc.

By:  /s/ Wilson Cheung

Wilson Cheung, Director, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer

Date: February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:

By:  /s/ Wilson Cheung

Wilson Cheung, Director, Principal Executive Officer, Principal Financial Officer, and

Principal Accounting Officer

Date: February 18, 2011