Form 10-Q
period 2011-02-28
Beijing Century Health Medical, Inc.
filed 2011-04-13
CIK 1352482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

As of April 12, 2011, there were 30,908,960 shares of voting common stock, $0.001 par value, of Beijing Century Health Medical, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Beijing Century Health Medical, Inc. (fka “Super Luck, Inc.”), (“we”, “us”, “our”, the “Company”, or the “Registrant”) a Delaware corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended November 30, 2010.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011

Index to condensed consolidated financial statements

Pages

Condensed consolidated balance sheets	3

Condensed consolidated statements of operations and
comprehensive income (loss)	4

Condensed consolidated statements of cash flows	5

Notes to condensed consolidated financial statements	6 - 12

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2011 AND NOVEMBER 30, 2010

	As of	As of
	February 28,	November 30,
	2011	2010
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,442	30,565

Total assets	1,442	30,565

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	3,722	12,390
Amounts due to stockholders (Note 5)	133,246	146,656

Total liabilities	136,968	159,046

Stockholders’ deficit
Common stock - US$0.001 par value : (Note 7)
Authorized 100,000,000 shares; 30,908,960
shares issued and outstanding	30,909	30,909
Additional paid-in capital	2,155	2,155
Accumulated income/(deficit)	(170,190)	(162,351)
Accumulated other comprehensive income/(loss)	1,600	806

Total stockholders’ deficit	(135,526)	(128,481)

Total liabilities and stockholders’ deficit	1,442	30,565

See accompanying notes to condensed consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 28, 2011

	For the three months ended February 28, 2011	For the three months ended February 28, 2010	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	-	-	-

Expenses
General and administrative expenses	7,839	4,732	170,190

Loss before income taxes	(7,839)	(4,732)	(170,190)
Income taxes (Note 4)	-	-	-

Net loss	(7,839)	(4,732)	(170,190)

Other comprehensive gain/(loss)
Foreign currency translation adjustment	794	138	1,600

Comprehensive loss	(7,045)	(4,594)	(168,590)

Net loss per share : (Note 3)
Basic and diluted	(0.00)	(0.00)

Weighted average number of shares :
Basic and diluted	30,908,960	30,908,960

See accompanying notes to condensed consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010

AND FROM INCEPTION ON AUGUST 10, 2005 THROUGH FEBRUARY 28, 2011

	For the three months ended February 28, 2011	For the three months ended February 28, 2010	Cumulative total since inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities:
Net loss	(7,839)	(4,732)	(170,190)

Adjustment from recapitalization	-	-	33,064

Change in liabilities :
Accrued expenses	(8,637)	(500)	3,695

Net cash used in operating activities	(16,476)	(5,232)	(133,431)

Net cash from investing activities	-	-	-

Cash flows from financing activities:
Advances from stockholders	(12,934)	6,598	133,431

Net cash provided by financing activities	(12,934)	6,598	133,431

Effect of exchange rate changes on cash and
cash equivalents	287	(36)	1,442

Net change in cash and cash equivalents	(29,123)	1,330	1,442

Cash and cash equivalents, beginning of period	30,565	29,064	-

Cash and cash equivalents, end of period	1,442	30,394	1,442

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed consolidated financial statements.

BEIJING CENTURY HEALTH MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY KNOWN AS SUPER LUCK, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 (UNAUDITED)

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

(g)

Cash and cash equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or loss to be cash equivalents. The Company maintains bank accounts only in the Hong Kong. The Company does not maintain any bank accounts in the United States of America. At February 28, 2011 and

November 30, 2010, the company had US$1,442 and US$30,565 in cash equivalents respectively.

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

	Feb. 28, 2011	Feb. 28, 2010
Year end RMB : US$ exchange rate	6.5601	6.8367
Average yearly RMB : US$ exchange rate	6.5994	6.8361

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

A reconciliation of income taxes at statutory rate in the United States is as follows :

	For the three months ended February 28,		Cumulative total
			since
	2011	2010	inception
	US$	US$	US$

Loss before income taxes	(7,839)	(4,732)	(170,190)

Expected benefit at statutory rate of 34%	(2,665)	(1,609)	(57,864)
Non-deductible items for tax Valuation allowances	- 2,665	- 1,609	- 57,864

Income taxes	-	-	-

As of February 28, 2011, the Company and its subsidiaries had incurred operating losses of US$170,190 which, if unutilized, will begin to expire from 2029. Future tax benefits arising as a result of these losses have been offset by valuation allowances.

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

8.   GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $7,839 and net cash used in operations of $16,476 for the three months ended February 28, 2011; and a working capital deficit of $135,526, deficit accumulated during the development stage of $170,190 and a stockholder’s deficit of $135,526 at February 28, 2011. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Liquidity and Capital Resources

As of February 28, 2011, the Company’s balance sheet reflects total assets of $1,442 in the form of cash and cash equivalents, and total liabilities of $136,968.  As noted above, the Company has not yet earned any revenue from its business operations and has no current source of liquidity other than cash on hand and potential revenue from business operations.  The Company believes that it may not have sufficient funds to meet the working capital requirements to sustain its business operations for the next twelve months.  Prior to the receipt of any revenue from its business operations, the Company anticipates that it will rely on the cash on hand, which was made available by an interest-free, unsecured advance by the Company’s majority stockholders to pay expenses on its behalf.  Additionally, we anticipate raising the necessary funds for the clinical trials of the AIDS Medication Capsule through a private placement offering of the Company’s common stock; the specific details of such an offering have not yet been determined. If the Company is unable to generate any revenue or raise additional funds, it may not be able to sustain its business operations.

Off Balance Sheet Arrangements

As of February 28, 2011, the Company did not have any off balance sheet arrangements

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a Company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period ended February 28, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: April 13, 2011